Form 10QSB
period 2001-06-30
TUSCANY MINERALS LTD
filed 2001-08-13
CIK 1128790

                      UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, DC 20549

                      FORM 10-QSB

[ X]  Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2001

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period                 to
                                ---------------


              Commission File Number:  333-55856
                                       ---------
                      TUSCANY MINERALS, LTD.
  ----------------------------------------------------------------
  (Exact name of small Business Issuer as specified in its charter)

Nevada                                 98-0335259
--------------------------------       --------------------
(State or other jurisdiction of        (IRS Employer
incorporation or organization)         Identification No.)


2060 Gisby Street, West Vancouver,
British Columbia, Canada               V7V 4N3
----------------------------------     --------------
(Address of principal executive        (Zip Code)
offices)

Issuer's telephone number, including
 area code:                            604-926-4300
                                       -------------


                                None
              ----------------------------------------
               (Former name, former address and former
              fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
12,538,000 Shares of $.001 par value Common Stock outstanding as of August 10, 2001.

                   PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                      TUSCANY MINERALS, LTD.
                 (An Exploration Stage Company)

                      FINANCIAL STATEMENTS


                         JUNE 30, 2001
                          (Unaudited)
                     (Stated in U.S. Dollars)

                      TUSCANY MINERALS, LTD.
                 (An Exploration Stage Company)

                        BALANCE SHEETS
                         (Unaudited)
                    (Stated in U.S. Dollars)



----------------------------------------------------------------------------
                                           JUNE 30      DECEMBER 31
                                            2001           2000
----------------------------------------------------------------------------
ASSETS

Current
  Cash                                    $ 39,337      $ 67,660
  Prepaid exploration advances               3,500         4,250
                                         ----------------------------
                                            42,837        71,910
                                         ----------------------------
Mineral Property (Note 3)                    6,500         1,500
                                         ----------------------------
                                          $ 49,337      $ 73,410
============================================================================

LIABILITIES
  Current
    Accounts payable                     $  5,634       $  2,560
                                         -----------------------------------
SHAREHOLDERS' EQUITY

  Share Capital
    Authorized:
      100,000,000 Common shares, par
      value $0.001 per share

    Issued and Outstanding:
      12,538,000 Common shares             12,538         12,538

    Additional paid in capital             63,462         63,462

  Deficit Accumulated During The
    Exploration Stage                     (32,625)        (5,810)

  Cumulative Translation Adjustment           328            660
                                         -----------------------------------
                                           43,703         70,850
                                         -----------------------------------
                                         $ 49,337       $ 73,410
============================================================================

                    TUSCANY MINERALS, LTD.
                (An Exploration Stage Company)

                STATEMENTS OF LOSS AND DEFICIT
                          (Unaudited)
                   (Stated in U.S. Dollars)


----------------------------------------------------------------------------
                                                    PERIOD FROM
                                                      DATE OF
                                 SIX       THREE   ORGANIZATION
                               MONTHS      MONTHS    OCTOBER 5
                                ENDED      ENDED      2000 TO
                              JUNE 30     JUNE 30     JUNE 30
                                2001        2001        2001
----------------------------------------------------------------------------
Expenses
 Office and sundry         $      87     $     40     $   1,025
 Professional fees            20,818       12,028        25,690
 Filing and stock
  transfer fees                1,410           15         1,410
 Management fee                4,500        2,250         4,500
                            ------------------------------------------------
Net Loss For The Period       26,815       14,333      $ 32,625
                                                       ==========

Deficit Accumulated During
 The Exploration Stage,
 Beginning Of Period           5,810        5,810
                             ---------------------
Deficit Accumulated During
 The Exploration Stage, End
 Of Period                 $   32,625    $ 20,143
==================================================
Net Loss Per Share         $    (0.01)   $  (0.01)
==================================================
Weighted Average Number
Of Shares Outstanding      12,538,000   12,538,000
==================================================
Comprehensive Income
 Net loss for the period   $  (26,815)  $ (14,333)     $(32,625)
 Foreign currency
  translation adjustment         (332)        621           328
                            ------------------------------------------------
Total Comprehensive Loss   $  (27,147)  $ (13,712)     $(32,297)
============================================================================

                     TUSCANY MINERALS, LTD.
                 (An Exploration Stage Company)

                   STATEMENTS OF CASH FLOWS
                         (Unaudited)
                  (Stated in U.S. Dollars)

----------------------------------------------------------------------------
                                                    PERIOD FROM
                                                      DATE OF
                                 SIX       THREE   ORGANIZATION
                               MONTHS      MONTHS    OCTOBER 5
                                ENDED      ENDED      2000 TO
                              JUNE 30     JUNE 30     JUNE 30
                                2001        2001        2001
----------------------------------------------------------------------------
Cash Flow From Operating
 Activity

 Net loss for the period   $ (26,815)   $ (14,333)   $ (32,625)

Adjustments To Reconcile Net
 Loss To Net Cash Used By
 Operating Activity
   Prepaid exploration
   advances                      750          750       (3,500)
   Accounts payable            3,074          362        5,634
                           -------------------------------------------------
                             (22,991)     (13,221)     (30,491)
                           -------------------------------------------------
Cash Flow From Investing
 Activities
  Mineral property
   acquisition                     -            -       (1,500)
  Mineral property
   exploration                (5,000)       (5,000)      (5,000)
                           -------------------------------------------------
                              (5,000)       (5,000)      (6,500)
                           -------------------------------------------------
Cash Flow From Financing
 Activity
  Share subscriptions              -            -        76,000
                           -------------------------------------------------
Effect Of Exchange Rate
 Changes On Cash                (332)         621           328
                           -------------------------------------------------
(Decrease) Increase In
 Cash                        (28,323)     (17,600)       39,337

 Cash, Beginning Of Period    67,660       56,937             -
                           -------------------------------------------------
 Cash, End Of Period        $ 39,337     $ 39,337      $ 39,337
============================================================================

                     TUSCANY MINERALS, LTD.
               (An Exploration Stage Company)

               STATEMENT OF STOCKHOLDERS' EQUITY

                       JUNE 30, 2001
                       (Unaudited)
                 (Stated in U.S. Dollars)

               Common Stock
          -----------------------------------
                                Additional            Cumulative
                                  Paid-In             Translation
          Shares      Amount      Capital    Deficit  Adjustment      Total
          ------------------------------------------------------------------
November -
 Shares
 Issued
 For
 Cash
 At
 $0.001   6,500,000  $  6,500   $         -  $      -  $        -     $  6,500



November -
 Shares
 Issued
 For
 Cash
 At
 $0.01    6,000,000     6,000       54,000          -           -       60,000

December -
 Shares
 Issued
 For
 Cash
 At
 $0.25       38,000        38        9,462          -           -        9,500


Translation
 Adjustment       -         -            -          -          660         660


Net
 Loss
 For The
 Period           -         -           -     (5,810)            -      (5,810)
         ----------------------------------------------------------------------

Balance,
 December
 31,
 2000    12,538,000    12,538      63,462    (5,810)           660      70,850





Translation
 Adjustment       -         -           -           -         (332)       (332)

Net Loss
 For The
 Period           -         -           -     (26,815)           -     (26,815)
         ----------------------------------------------------------------------
Balance,
 June 30,
 2001    12,538,000  $ 12,538     $63,462   $ (32,625)     $   328   $  43,703
         =====================================================================

                    TUSCANY MINERALS, LTD.
               (An Exploration Stage Company)

               NOTES TO FINANCIAL STATEMENTS

                      JUNE 30, 2001
                       (Unaudited)
                (Stated in U.S. Dollars)


1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

a)  Basis of Presentation

The unaudited financial statements as of June 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and notes thereto.

b)  Organization

The Company was incorporated in the State of Nevada, U.S.A., on October 5, 2000.

c)  Exploration Stage Activities

The Company is in the process of exploring its mineral property and has not yet determined whether the property contains ore reserves that are economically recoverable.

The recoverability of amounts shown as mineral property costs is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims and the ability of the Company to obtain profitable production or proceeds from the disposition thereof.


2.  SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                    TUSCANY MINERALS, LTD.
               (An Exploration Stage Company)

               NOTES TO FINANCIAL STATEMENTS

                      JUNE 30, 2001
                       (Unaudited)
                (Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)  Mineral Property Costs

The Company capitalizes the acquisition costs of mineral properties in which it has a continuing interest to be amortized over the recoverable reserves when a property reaches commercial production. On abandonment of any property, applicable acquisition costs will be written off. To date, the Company has not established the commercial feasibility of its mineral property, therefore, all exploration expenditures are being expensed.

b)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)  Foreign Currency Translation

The Company's functional currency is the U.S. dollar.
Transactions in foreign currency are translated into U.S.
dollars as follows:

   i)  monetary items at the rate prevailing at the balance sheet date;
  ii)  non-monetary items at the historical exchange rate;
 iii) revenue and expense at the average rate in effect during the applicable accounting period.

d)  Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                    TUSCANY MINERALS, LTD.
               (An Exploration Stage Company)

               NOTES TO FINANCIAL STATEMENTS

                      JUNE 30, 2001
                       (Unaudited)
                (Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)  Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain convertible securities. This method requires primary earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.


3.  MINERAL PROPERTY

The Company has entered into an option agreement, dated December
8, 2000, to acquire a 60% interest in a mineral claim block located in the Omineca Mining Division of British Columbia.

In order to earn its interest, the Company must make cash payments and incur exploration expenditures as follows:

  Cash payments:

  -  $1,500 on execution of the agreement               $1,500
  -  $10,000 by December 8, 2001                             -
  -  $20,000 by December 8, 2002                             -
  -  $40,000 by December 8, 2003                             -
  -  $50,000 by December 8, 2004                             -

  Exploration expenditures:

  -  $8,500 by December 31, 2001                         5,000
  -  A further $50,000 by December 31, 2002                  -
  -  A further $100,000 by December 31, 2003                 -
  -  A further $150,000 by December 31, 2004                 -
  -  A further $250,000 by December 31, 2005                 -

                                                       --------
Balance, June 30, 2001                                  $6,500
                                                       ========

                    TUSCANY MINERALS, LTD.
               (An Exploration Stage Company)

               NOTES TO FINANCIAL STATEMENTS

                      JUNE 30, 2001
                       (Unaudited)
                (Stated in U.S. Dollars)


4.  CONTINGENCY

    Mineral Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.


5.  COMMITMENT

The Company has entered into a management agreement with a company controlled by a director. The agreement is for management services at $750 per month and expires on December 31, 2001.

Item 2.  Management's Discussion and Analysis or Plan of Operations

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own an option to acquire a 60% interest in certain mineral claims situated in the Province of British Columbia, Canada. These mineral claims are referred to by us as the Holy Cross mineral claims and consist of a twenty-unit mineral claim block located in the Omineca Mining Division of north central British Columbia. Our plan of operations is to carry out exploration work on the Holy Cross mineral claims in order to ascertain whether these claims possess commercially exploitable quantities of gold. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists in the Holy Cross mineral claims until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Holy Cross Mineral Claims Option Agreement

We acquired our option to acquire a 60% interest in the Holy Cross mineral claims pursuant to an agreement dated December 8, 2000 between ourselves and Mr. Geoff Goodall. Mr. Goodall is the owner of the Holy Cross mineral claims and has been one of our directors since January 5, 2001.

We are entitled to exercise the option to acquire the 60% interest in the Holy Cross mineral claims by completing the following payments to Mr. Goodall and incurring the following required exploration expenditures on the Holy Cross mineral claims:

(A) paying to Mr. Goodall an additional aggregate amount of $120,000 in accordance with the following schedule:

  (1)  $10,000 on or before December 8, 2001;
  (2)  $20,000 on or before December 8, 2002;
  (3)  $40,000 on or before December 8, 2003;
  (4)  $50,000 on or before December 8, 2004; and

(B) incurring an aggregate of $558,500 of property exploration expenditures on the Holy Cross mineral claims within the following periods:

  (1)  $8,500 on or before December 31, 2001;
  (2)  a further $50,000.00 on or before December 31, 2002;
  (3)  a further $100,000.00 on or before December 31, 2003;
  (4)  a further  $150,000.00 on or before December 31, 2004; and
  (5)  a further $250,000.00 on or before December 31, 2005.

Plan of Operations

Our business plan is to proceed with the exploration of the Holy Cross mineral claims to determine whether there are commercially exploitable reserves of gold on the Holy Cross mineral claims. We have decided to proceed with phase one of an exploration program recommended by a geological evaluation report obtained by us on the Holy Cross mineral claims prepared by Craig W. Payne M.Sc., P.Geo. of Crest Geological Consultants Limited. We plan to complete this first phase of exploration by the end of summer 2001. This initial geological work program will be comprised of the acquisition of data collected previously by other exploration companies, a compilation of this data and a review of the data to further assess the potential mineralization of the Holy Cross mineral claims and to identify areas of interest for additional exploration activities. We anticipate that phase one of the recommended geological exploration program will cost approximately $8,500. We have engaged Mr. Goodall, one of our directors to undertake this initial work program and we have advanced $8,500 to date to Mr. Goodall on account of the work program. We anticipate that Mr. Goodall will complete phase one of this current geological work program by the end of summer 2001. The completion of these exploration expenditures in the amount of $8,500 will satisfy the exploration expenditures required to be completed by December 31, 2001 in order to preserve our option.

We had $39,337 in cash reserves as of June 30, 2001. Accordingly, we are able to proceed with phase one of the exploration program without additional financing. Completion of these exploration expenditures will enable us to meet the exploration expenditure requirement under our option agreement for the Holy Cross claims for the period through December 31, 2001.

We will assess whether to proceed to phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of the phase two exploration program is $200,000 which is in excess of our projected cash reserves remaining upon completion of phase one of the exploration program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of the exploration program. Due to our limited assets and the speculative nature of our business, we believe that debt financing from traditional lending sources will not be an alternative for funding phase two of the exploration program. We do not have any arrangements in place for any future equity financing.

If we do not complete the cash payments or the exploration expenditures required under the option agreement for the Holy Cross mineral claims, then our option will terminate and we will lose all our rights and interest in the Holy Cross mineral claims. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Holy Cross mineral claims.

We may also pursue acquiring interests in alternate mineral properties in the future. However, to date, we have not entered into any discussions or negotiations regarding the acquisition of additional properties and have no plans to do so during the next twelve months.

Results Of Operations for Six months ending June 30, 2001
-----------------------------------------------------------------
We did not earn any revenues during the six months ending June 30, 2001. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $26,815 for the six months ending June 30, 2001. We incurred professional fees in the amount of $20,818 during the six months ending June 30, 2001. These professional fees that were primarily attributable our filing a registration statement under the Securities Act of 1933 and our becoming a reporting company under the Securities Exchange Act of 1934. We also paid an amount of $4,500 to C.H.M. Consulting Inc., a company controlled by Mr. Stephen Barley, our president and a director, in respect of the services of Mr. Barley and administrative office services provided by C.H.M. Consulting Inc.

We incurred mineral claims exploration expenditures of $5,000 during the period ended June 30, 2001. These exploration expenditures were incurred in connection with the completion of the first phase of our exploration program and have been capitalized.

We incurred a loss of $26,815 for the six months ending June 30, 2001. Our loss is entirely attributable to our operating expenses.

Liquidity And Capital Resources
-----------------------------------------------------------------
We had cash of $39,337 as of June 30, 2001 and had working capital of $37,203 as of June 30, 2001.

We have advanced $8,500 towards the first phase of our planned exploration program. The amount we have advanced in total is equal to the estimated cost of the first phase of the exploration program.
 Of this amount, $5,000 has been capitalized with respect of work completed to June 30, 2001. A balance of $3,500 remains as a pre-paid exploration advance with respect to the balance of the work to be completed as part of this first phase after June 30, 2001. As the estimated cost of the first phase of our planned exploration program is $8,500 in total, we anticipate that we will not be required to advance any further cash amounts in order to complete this first phase.

We will be required to pay to Mr. Goodall an additional $10,000 by December 8, 2001 in order to maintain our option. Based on our cash position as of June 30, 2001, we believe we have sufficient cash to enable us to complete the first phase of our planned exploration program and the next required payment under our option agreement without additional financing. Completion of these exploration expenditures will also enable us to meet the exploration expenditure requirement under our option agreement for the period through December 31, 2001. We believe that our cash reserves are also sufficient to meet our obligations for the next twelve month period to Mr. Barley under his management agreement and to pay for the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. These expenses will be in addition to the cost of completing phase one of the exploration program.

We will require additional funding if we determine to proceed with the second phase of the recommended exploration program. We will make a determination of whether to proceed to the second phase once we complete an assessment of the results of the first phase of the exploration program. The estimate cost of this second phase of our exploration program is $200,000. Our determination to proceed to the second phase will also involve an assessment of our anticipated success in raising the financing required to enable us to complete this second phase. We anticipate that any additional funding would be in the form of equity financing from the sale of our common stock. We do not have any arrangements in place for future equity financing and there is no assurance that we would be able to achieve additional sales of our common stock. We believe that debt financing will not be an alternative for funding our mineral exploration business.

We have not purchased or sold any plant or significant equipment and do not expect to do so in the foreseeable future.

RISK FACTORS
------------
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and our filings with the United States Securities and Exchange Commission before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If We Do Not Obtain Additional Financing, Our Business Will Fail
----------------------------------------------------------------
We had cash in the amount of $39,337 as of June 30, 2001. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our optioned mineral claims and the development of this property if our exploration indicates that our mineral claim possesses commercially exploitable mineral reserves. While we have sufficient funds to carry out phase one of the recommended exploration program on the Holy Cross Mineral claims, we will require additional financing in order to complete the full-
recommended exploration program.   We will also require additional
financing if the costs of the exploration and development of our optioned mineral claims are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration and development is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for gold, investor acceptance of our property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration or development thereof, which is not presently contemplated.

If We Do Not Complete the Payment and Expenditure Requirements Mandated In Our Option, We Will Lose Our Interest in the Holy Cross Mineral claims and Our Business May Fail
-------------------------------------------------------------------
We are obligated to make additional option payments and incur exploration expenditures on our optioned mineral claims in order to exercise the option and obtain a 60% interest in the Holy Cross mineral claims. We must make additional option payments in the amount of $120,000 and incur exploration expenditures in the amount of $558,500 in order to exercise this option. While our existing cash reserves are sufficient to enable us to complete phase one of the geological exploration program recommended on our optioned mineral claims, we will require substantial additional capital to fund the continued exploration of our optioned mineral claims in order to exercise the option. In addition, we will require substantial additional capital in order to exercise the option. If we do not make the additional option payments or meet the exploration expenditures required by the option agreement, we will forfeit our interest in the optioned mineral claims and will have no interest in the optioned mineral claims. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available to us on acceptable terms, or at all, to continue operations, to fund new
business opportunities or to execute our business plan.   If we
lose our interest in the optioned mineral claims, there is a substantial risk that our business will fail.

Because There Is No Assurance That We Will Generate Revenues, We Face A High Risk of Business Failure
-------------------------------------------------------------------
We have not even begun the initial stages of exploration of our optioned mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated in October 2000 and to date have been involved primarily in organizational activities and the acquisition of the optioned mineral claims. We have not earned any revenues as of the date of this prospectus and have never been profitable. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration and future development of our optioned mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the Speculative Nature of Exploration of Mining
Properties, There is Substantial Risk that This Business Will Fail
------------------------------------------------------------------

We can provide investors with no assurance that the Holy Cross mineral claims contains commercially exploitable reserves of gold. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of ore. Hazards such as unusual or unexpected formations and other conditions are involved in mineral exploration and development and often result in
unsuccessful exploration efforts.    We may also become subject to
liability for pollution, cave-ins or hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even If We Discover Commercial Reserves Of Precious Metals On Our Optioned Mineral Properties, We May Not Be Able to Successfully Obtain Commercial Production
------------------------------------------------------------------
The optioned mineral properties do not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the Holy Cross mineral claims into commercial production. At this time, we can provide no assurance to investors that we will be able to do so.

If We Are Unable To Hire And Retain Key Personnel, We May Not Be Able To Implement Our Business Plan And Our Business Will Fail
-------------------------------------------------------------------
Our success will be largely dependent on our ability to hire highly qualified personnel with expertise in mineral exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed would have a significant negative effect on our business.

If We Receive Positive Results From Our Exploration Program And We Determine To Pursue Commercial Production, Then We May Be Subject To An Environmental Review Process That May Delay Or Prohibit Our Proceeding To Commercial Production
------------------------------------------------------------------
If the results of our geological exploration program indicate commercially exploitable reserves, of which there is no assurance, and we determine to pursue commercial production of our mineral claim, we may be subject to an environmental review process under environmental assessment legislation. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

Because Our Sole Executive Officer Does Not Have Formal Training Specific To The Technicalities Of Mineral Exploration, There Is A Higher Risk Our Business Will Fail
-----------------------------------------------------------------
While Mr. Stephen Barley, our sole executive officer and a director, has experience managing a mineral exploration company, he does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. Accordingly, we will have to rely on the technical services of others trained in appropriate areas. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk of business failure.

Because Our Sole Executive Officer Has Other Business Interests, He May Not Be Able Or Willing To Devote A Sufficient Amount Of Time To Our Business Operations, Causing Our Business To Fail
--------------------------------------------------------------------
Mr. Barley presently spends approximately 15% of his business time on business management services for our company. While Mr. Barley presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Barley from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Barley may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels. Competing demands on Mr. Barley's business time may cause Mr. Barley to have differing interests in approving significant corporate transactions than other stockholders.

If A Market For Our Common Stock Does Not Develop, Our Investors Will Be Unable To Sell their Shares
------------------------------------------------------------------
There is currently no market for our common stock and we can provide no assurance to investors that a market will develop. We currently plan to apply for trading of our common stock on the NASD over the counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms a part. However, we cannot provide investors with any assurance that our common stock will be traded on the bulletin board or, if traded, that a public market will materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, then investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because Our Stock Is Penny Stock, Shareholders Will Be Limited In Their Ability To Sell The Stock
------------------------------------------------------------------
The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in Tuscany Minerals will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than complying with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Because Access To The Mineral Claim is Often Restricted by Inclement Weather, We Will Be Delayed in Our Exploration and Any Future Mining Efforts
--------------------------------------------------------------------
Access to the mineral claim is restricted through most of the year due to snow and storms in the area. As a result, any attempts to test, explore or mine the property is largely limited to the few months out of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can have a significant negative effect on our results of operations.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

         None

REPORTS ON FORM 8-K

         None

                            SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

TUSCANY MINERALS, LTD.

Date:   	August 10, 2001


By:  /s/ J. STEPHEN BARLEY
    ----------------------------------
    J. STEPHEN BARLEY
    President, Secretary and Treasurer
    Director