Form 10QSB
period 2001-09-30
TUSCANY MINERALS LTD
filed 2001-11-14
CIK 1128790

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

     For  the  quarterly  period  ended  SEPTEMBER  30,  2001

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
Act  of  1934

     For  the  transition  period                   to
                                 ------------------

          Commission  File  Number:     000-32981
                                        ---------

                             TUSCANY MINERALS, LTD.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                   98-0335259
------------------------------           -------------------------------
(State  or other jurisdiction of         (IRS Employer Identification No.)
incorporation  or  organization)

2060  GISBY  STREET,  WEST  VANCOUVER,
BRITISH  COLUMBIA,  CANADA               V7V  4N3
-------------------------------------    ------------
(Address  of  principal  executive       (Zip  Code)
offices)

Issuer's  telephone  number,
including  area  code:                   604-926-4300
                                         ------------------

                                      NONE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,538,000 Shares of $.001 par value Common Stock outstanding as of November 5, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item  1.     Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                TUSCANY  MINERALS,  LTD.
                            (An Exploration Stage Company)

                                    BALANCE SHEETS
                                     (Unaudited)
                               (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                    SEPTEMBER 30    DECEMBER 31
                                                       2001            2000
-------------------------------------------------------------------------------
ASSETS

Current
   Cash                                                 $      24,045  $67,660
   Prepaid exploration advances                                 3,500    4,250
                                                        -----------------------
                                                               27,545   71,910

Mineral Property (Note 3)                                       6,500    1,500
                                                        -----------------------
                                                        $      34,045  $73,410
===============================================================================
LIABILITIES

Current
   Accounts payable                                    $        2,446  $ 2,560
                                                        -----------------------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
   100,000,000 Common shares, par value $0.001 per share

   Issued and outstanding:
      12,538,000 Common shares                                 12,538   12,538

   Additional paid-in capital                                  63,462   63,462

Deficit Accumulated During The Exploration Stage              (44,316)  (5,810)

Cumulative Translation Adjustment                                 (85)     660
                                                        -----------------------
                                                               31,599   70,850
                                                        -----------------------

                                                        $      34,045  $73,410
===============================================================================


                         TUSCANY  MINERALS,  LTD.
                     (An Exploration Stage Company)

                     STATEMENTS OF LOSS AND DEFICIT
                               (Unaudited)
                      (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                                    PERIOD FROM
                                                                      DATE OF
                                      NINE            THREE        ORGANIZATION
                                     MONTHS           MONTHS         OCTOBER 5
                                     ENDED            ENDED           2000 TO
                                  SEPTEMBER 30     SEPTEMBER 30    SEPTEMBER 30
                                     2001              2001             2001
-------------------------------------------------------------------------------
Expenses
  Office and sundry                $       174     $        87      $    1,112
  Professional fees                     29,422           8,604          34,294
  Filing and stock transfer fees         1,410           -               1,410
  Management fee.                        7,500           3,000           7,500
                                 ----------------------------------------------
Net Loss For The Period                 38,506          11,691      $   44,316
                                                                  =============

Deficit Accumulated During The
 Exploration Stage, Beginning Of
 Period                                  5,810           5,810
                                 -----------------------------

Deficit Accumulated During The
 Exploration Stage, End Of Period  $    44,316     $    17,501
==============================================================

Net Loss Per Share                 $     (0.01)    $    (0.01)
==============================================================

Weighted Average Number Of
 Shares Outstanding                 12,538,000      12,538,000
==============================================================


Comprehensive Income
  Net loss for the period          $   (38,506)    $   (11,691)     $  (44,316)
  Foreign currency translation
    adjustment                            (745)           (413)            (85)
                                 ----------------------------------------------

Total Comprehensive Loss           $   (39,251)    $   (12,104)     $  (44,401)
===============================================================================


                            TUSCANY  MINERALS,  LTD.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                              PERIOD FROM
                                                                 DATE OF
                                         NINE      THREE      ORGANIZATION
                                         MONTHS    MONTHS       OCTOBER 5
                                         ENDED     ENDED         2000 TO
                                    SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30
                                         2001       2001           2001
-------------------------------------------------------------------------------
Cash Flows From Operating Activity
  Net loss for the period            $  (38,506)  $  (11,691)  $  (44,316)

Adjustments To Reconcile Net Loss To
  Net Cash Used By Operating Activity
    Prepaid exploration advances            750          -         (3,500)
    Accounts payable                       (114)      (3,188)       2,446
                                     ------------------------------------------
                                        (37,870)     (14,879)     (45,370)
                                     ------------------------------------------

Cash Flows From Investing Activities
  Mineral property acquisition              -            -         (1,500)
  Mineral property exploration      .    (5,000)         -         (5,000)
                                     ------------------------------------------
                                         (5,000)         -         (6,500)
                                     ------------------------------------------

Cash Flows From Financing Activity
  Share subscriptions                       -            -         76,000
                                     ------------------------------------------

Effect Of Exchange Rate Changes On
  Cash                                     (745)        (413)         (85)
                                     ------------------------------------------

(Decrease) Increase In Cash             (43,615)     (15,292)      24,045

Cash, Beginning Of Period                67,660       39,337          -
                                     ------------------------------------------

Cash, End Of Period                  $   24,045   $   24,045   $   24,045
===============================================================================


                            TUSCANY  MINERALS,  LTD.
                         (An Exploration Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                              SEPTEMBER 30, 2001
                                 (Unaudited)
                           (Stated in U.S. Dollars)



                              Common Stock
                     ------------------------------
                                        Additional           Cumulative
                                         Paid-In             Translation
                      Shares    Amount   Capital   Deficit   Adjustment   Total
                    -----------------------------------------------------------

November - Shares
 issued for cash
 at $0.001           6,500,000  $ 6,500  $     -  $     -  $    -     $  6,500

November - Shares
 issued for cash
 at $0.01.           6,000,000    6,000     54,000      -       -       60,000

December - Shares
 issued for cash
 at $0.25.              38,000       38      9,462      -       -        9,500

Translation
 adjustment                -        -          -        -      660         660

Net loss for the
 period                    -        -          -     (5,810)    -       (5,810)
                    -----------------------------------------------------------

Balance,
 December 31, 2000  12,538,000   12,538     63,462   (5,810)   660      70,850

Translation
 adjustment                -        -          -        -     (745)       (745)

Net loss for the
 period                    -        -          -    (38,506)    -      (38,506)
                     -----------------------------------------------------------

Balance, September
 30, 2001           12,538,000  $12,538  $  63,462 $(44,316)  $ (85)  $ 31,599
                    ============================================================

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION  AND  NATURE  OF  OPERATIONS

a)     Basis  of  Presentation

The unaudited financial statements as of September 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and notes thereto.

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)



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

In order to earn its interest, the Company must make cash payments and incur exploration expenditures as follows:

     Cash  payments:

-  $1,500 on execution of the agreement     $     1,500
-  $10,000 by December 8, 2001                      -
-  $20,000 by December 8, 2002                      -
-  $40,000 by December 8, 2003                      -
-  $50,000 by December 8, 2004                      -

Exploration  expenditures:

-  $8,500 by December 31, 2001                    5,000
-  A further $50,000 by December 31, 2002           -
-  A further $100,000 by December 31, 2003          -
-  A further $150,000 by December 31, 2004          -
-  A further $250,000 by December 31, 2005          -
                                             -----------

Balance,  September 30, 2001                $     6,500
                                             ===========

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

Plan  Of  Operations

Our business plan is to proceed with the exploration of the Holy Cross mineral claims to determine whether there are commercially exploitable reserves of gold on the Holy Cross mineral claims. We have decided to proceed with phase one of an exploration program recommended by a geological evaluation report obtained by us on the Holy Cross mineral claims prepared by Craig W. Payne M.Sc., P.Geo. of Crest Geological Consultants Limited. The work for this first phase of exploration was substantially completed in the third quarter of 2001 and was comprised of the acquisition of data collected previously by other exploration companies, a compilation of this data and a review of the data to further assess the potential mineralization of the Holy Cross mineral claims and to identify areas of interest for additional exploration activities. We are currently awaiting a geological report summarizing the conclusions of this first phase of our exploration program and the recommendations arising from these conclusions. We have paid the full cost of $8,500 for this work program. This first phase is being undertaken by Mr. Goodall, one of our directors. The completion of these exploration expenditures in the amount of $8,500 has satisfied the exploration expenditures required to be completed by December 31, 2001 in order to preserve our option. We are also required to make an additional payment of $10,000 to Mr. Goodall by December 8, 2001 in order to preserve our option. We will make a determination as to completion of this payment upon receipt of the geological report on the first phase of our exploration program.

We will assess whether to proceed to phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. The anticipated cost of the phase two exploration program is $200,000 which is in excess of our projected cash reserves remaining upon completion of phase one of the exploration program. As we had $24,045 in cash reserves as of September 30, 2001, we will require additional funding in the event that we decide to proceed with phase two of the exploration program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of the exploration program. Due to our limited assets and the speculative nature of our business, we believe that debt financing from traditional lending sources will not be an alternative for funding phase two of the exploration program. We do not have any arrangements in place for any future equity financing.

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

Results  Of  Operations  For  Nine  Months  Ending  September  30,  2001

We did not earn any revenues during the nine months ending September 30, 2001. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $38,506 for the nine months ending September 30, 2001. We incurred professional fees in the amount of $29,422 during the nine months ending September 30, 2001. These professional fees that were primarily attributable our filing a registration statement under the Securities Act of 1933 and our becoming a reporting company under the Securities Exchange Act of 1934. We also paid an amount of $7,500 to C.H.M. Consulting Inc., a company controlled by Mr. Stephen Barley, our president and a director, in respect of the services of Mr. Barley and administrative office services provided by C.H.M. Consulting Inc. These services are provided at the rate of $750 per month.

We incurred mineral claims exploration expenditures of $5,000 during the period ended September 30, 2001. These exploration expenditures were incurred in connection with the completion of the first phase of our exploration program and have been capitalized.

We incurred a loss of $38,506 for the nine months ending September 30, 2001. Our loss is entirely attributable to our operating expenses.

Liquidity  And  Capital  Resources

We had cash of $24,045 as of September 30, 2001 and had working capital of $21,599 as of September 30, 2001.

We have paid $8,500 towards the first phase of our planned exploration program. The amount we have advanced in total is equal to the cost of the first phase of the exploration program. Of this amount, $5,000 has been capitalized with respect of work completed to September 30, 2001. A balance of $3,500 remained as a pre-paid exploration advance as of September 30, 2001 with respect to the balance of the work to be completed as part of this first phase after September 30, 2001. This work was subsequently completed after September 30, 2001.

We will be required to pay to Mr. Goodall an additional $10,000 by December 8, 2001 in order to maintain our option. We have met the exploration expenditure requirement under our option agreement for the period through December 31, 2001. Based on our cash position as of September 30, 2001, we believe we have sufficient cash to enable us to complete the next required payment under our option agreement without additional financing. However, our cash reserves are not sufficient to meet our obligations for the next twelve month period to Mr. Barley under his management agreement, to pay for the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934 or to fund the second phase of our geological exploration program.

Accordingly, we will require additional funding in order to continue operations for the next twelve months. We will make a determination of whether to proceed to the second phase once we complete an assessment of the results of the first phase of the exploration program. The estimate cost of this second phase of our exploration program is $200,000. Our determination to proceed to the second phase will also involve an assessment of our anticipated success in raising the financing required to enable us to complete this second phase. We anticipate that any additional funding would be in the form of equity financing from the sale of our common stock. We do not have any arrangements in place for future equity financing and there is no assurance that we would be able to achieve additional sales of our common stock. We believe that debt financing will not be an alternative for funding our mineral exploration business.

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

Exhibit  99.1     Risk  Factors

REPORTS  ON  FORM  8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:     November  7,  2001


TUSCANY  MINERALS,  LTD.


By:  /s/ J. Stephen Barley
    ----------------------------------
    J.  STEPHEN  BARLEY
    President, Secretary and Treasurer
    Director