Form 10KSB
period 2001-12-31
TUSCANY MINERALS LTD
filed 2002-04-01
CIK 1128790

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  fiscal  year  ended  DECEMBER  31,  2001

[__] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  transition  period  from  _____  to  _____

        COMMISSION  FILE  NUMBER


                             TUSCANY MINERALS, LTD.
                             ----------------------
                 (Name of small business issuer in its charter)

NEVADA                                               98-0335259
-------------------------------                      --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification  No.)


2060 Gisby Street
West Vancouver, British Columbia                     V7V  4N3
----------------------------------------             -----------
(Address of principal executive offices)             (Zip  Code)


604-926-4300
---------------------------
Issuer's telephone number


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:     NONE

Securities registered under Section 12(g) of the Exchange Act:     COMMON STOCK,
     PAR  VALUE  $0.001  PER  SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing requirements for the past 90 days.       Yes  [X]   No
[__]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [    ]

State  issuer's  revenues  for  its  most  recent  fiscal  year   NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $51,323,000 as of January 14, 2002

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,538,000 Shares of Common Stock
                                               ---------------------------------

Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

In  General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own an option to acquire an interest in the mineral claim described below under the heading "Holy Cross Mineral Property Option Agreement". There is no assurance that a commercially viable mineral deposit exists on our mineral claim. Further exploration will be required before a final evaluation as to the economic and legal feasibility of any mineral reserves that we may discover on our mineral claim can be determined. Our plan of operations is to carry out exploration work on the Holy Cross mineral claim in order to ascertain whether this claim possesses commercially exploitable quantities of gold. We have completed the first phase of a planned two-stage exploration work program on the Holy Cross mineral claim. We are currently evaluating whether to proceed with the second phase of this exploration work program based on the results of the first phase and our ability to raise the additional required financing to complete this work. We can provide no assurance to investors that a commercially exploitable mineral deposit, or reserve, exists in the Holy Cross mineral claim until further exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Organization

We  were  incorporated on October 5, 2000 under the laws of the state of Nevada.

We acquired our option to acquire an interest in the Holy Cross mineral claim situated in the Province of British Columbia, Canada on December 8, 2000.

Holy  Cross  Mineral  Property  Option  Agreement

We have obtained an option to acquire a 60% interest in a twenty-unit mineral claim situated in the Province of British Columbia, Canada. Mineral claims in British Columbia consist of units, with each unit being a square in shape covering 25 hectares and measuring 500 meters on each side. We refer to this mineral claim as the Holy Cross mineral property. We obtained our interest in the Holy Cross mineral property pursuant to an option agreement dated December 8, 2000 between Mr. Geoffrey N. Goodall and ourselves. Mr. Goodall is the owner of the Holy Cross mineral property and has been one of our directors since January 5, 2001. We paid cash consideration to Mr. Goodall for the grant of the option in the amount of $1,500 on December 8, 2000 upon execution of the option agreement.

We are entitled to exercise the option to acquire the 60% interest in the Holy Cross mineral property by completing the following payments to Mr. Goodall and incurring the following required exploration expenditures on the Holy Cross mineral property:

(A) paying to Mr. Goodall an additional aggregate amount of $120,000 in accordance with the following schedule:

(1)     $10,000  on  or  before  June  8,  2002;
(2)     $20,000  on  or  before  December  8,  2002;
(3)     $40,000  on  or  before  December  8,  2003;
(4)     $50,000  on  or  before  December  8,  2004;  and

(B) incurring an aggregate of an additional $550,000 of property exploration expenditures on the Holy Cross mineral property within the following periods:

(1)     a  further  $50,000  on  or  before  December  31,  2002;
(2)     a  further  $100,000  on  or  before  December  31,  2003;
(3)     a  further  $150,000  on  or  before  December  31,  2004;  and
(4)     a  further  $250,000  on  or  before  December  31,  2005.

This option agreement was amended by agreement between us and Mr. Goodall dated December 8, 2001 whereby the date for payment of the amount of $10,000 due on December 8, 2001 was extended to June 8, 2002. We paid Mr. Goodall $1,000 CDN (approximately $630 US as of March 25, 2002) in consideration for this amendment. We have completed exploration expenditures on our Holy Cross mineral claim in the amount of $8,500 to date. The completion of these exploration expenditures in the amount of $8,500 satisfied the exploration expenditures required to be completed by December 31, 2001 in order to preserve our option.

In the event that we spend, in any of the above periods, less than the required sum on exploration expenditures, we may, at our option, pay to Mr. Goodall the difference between the amount actually spent and the amount of required exploration expenditures in full satisfaction of the exploration expenditures to be incurred. We would consider paying Mr. Goodall the difference between the amount actually spent and the amount of the required exploration expenditures in the event that (1) we had not incurred the required exploration expenditures, and (2) we did not want our option to terminate. This circumstance could occur where the results of a completed exploration program were positive and warranted further exploration in the opinion of management but the costs incurred in completing the exploration program were less than the amount required to maintain the option. In the event that we spend, in any period, more than the required sum, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in subsequent periods. If we fail to make any required payment or incur any required exploration expenditure, our option will terminate and we will have no further rights to the Holy Cross mineral property. Property exploration expenditures include all costs of acquisition and maintenance of the property, all expenditures on the exploration and development of the property and all other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the exploration of the property.

During the term of our option, Mr. Goodall will be obligated to maintain in good standing the Holy Cross mineral property by the doing and filing of assessment work or making of payments in lieu thereof, by the payment of taxes and rentals, and the performance of all other actions which may be necessary in order to keep the Holy Cross mineral property free and clear of all liens and other charges.

Upon acquiring a 60% interest in the Holy Cross mineral property by exercise of our option, we will enter into a joint venture agreement with Mr. Goodall for the purpose of further exploring and developing and, if economically and politically feasible, constructing and operating a mine on the Holy Cross mineral property.

Location  of  the  Holy  Cross  Mineral  Property

The Holy Cross mineral property consists of a twenty-unit mineral claim block located in the Omineca Mining Division of north central British Columbia. Our mineral claim is comprised of a total of 500 hectares, measuring 2,500 meters by 2,000 meters. It is located approximately 145km west of Prince George and 33km south of the village of Fraser Lake. The Holy Cross mineral property is readily accessible by a network of forest service and secondary logging roads from the village of Fraser Lake, 33km to the north.

The Holy Cross mineral property is located within the interior plateau region of central British Columbia. The claim covers an area of forested and logged hillsides ranging in elevation from 1150m to 1400m, with small ponds and streams draining the hills. Approximately 40% of the property has been logged by clear-cut methods. Where not logged, vegetation consists of pine, spruce and some fir.

Geological  Report

We have obtained a geological evaluation report on the Holy Cross mineral property. Craig W. Payne M.Sc., P.Geo. of Crest Geological Consultants Limited, Coquitlam, British Columbia prepared this geological report. The geological report summarizes the results of the prior exploration of the Holy Cross claims and the geological formations on the property that were identified as a result of this prior exploration. The geological report also recommends a further geological exploration program on the Holy Cross claims.

Exploration  History  of  the  Holy  Cross  Mineral  Property

The history of the exploration of the Holy Cross Mineral Property is summarized in the geological report that we obtained from Mr. Payne of Crest Geological Consultants Ltd. The following summary of the exploration history of the Holy Cross mineral property is based on Mr. Payne's summary of this exploration history.

Noranda Exploration Company discovered the Holy Cross prospect in 1987 during a reconnaissance exploration program. The original claims were staked after rock samples collected from the property returned anomalous concentrations of gold. The process of staking a mineral claim is the physical process of having the perimeter boundary of a mineral claim marked in accordance with the requirements of the British Columbia Mineral Tenure Act. Noranda explored the property during 1988-89 with geological mapping, wide spaced soil sampling, trenching and geophysical surveys. They identified several areas of mineralization with anomalous gold concentrations. Anomalous concentrations of gold refer to concentrations of gold present in mineral ore that are above normal concentrations. Anomalous concentrations of gold in the area of the Holy Cross prospect are considered to be concentrations above 0.1 grams of gold per ton of ore. Concentrations of gold above 0.5 grams per ton are also considered significant for geological evaluation of the Holy Cross claims. Commercial concentrations of gold in the area of the Holy Cross claims are considered to be an average of 1.0 grams per ton of gold present in approximately 30 million tons of ore. Additional factors that will determine whether a mineral property will sustain commercial exploitation include access to the property, availability of power and other services, environmental impact and remediation costs, costs of overburden removal, availability of labor force and the accessibility of the ore from the surface.

The area was simultaneously staked in 1994 by Kennecott Canada and Cogema Resources, resulting in a claim dispute. Prior to conceding the ground, Kennecott conducted geological mapping and geochemical surveys. During October 1994, Cogema Resources conducted reconnaissance rock and soil sampling. The property was optioned to Phelps Dodge Corporation of Canada in 1995 who conducted additional geological mapping and geochemical surveys.

The claims covering the key showings at the Holy Cross property lapsed in 1999 with the result that title reverted to the Province of British Columbia. Key showings are the main or prominent areas of mineralization identified on the property. The lapse of a mineral claim means that mineral title to the property reverts to the Province of British Columbia. In British Columbia, mineral claims will lapse when minimum amounts of exploration work on the claim have not been completed or minimum payments in lieu of work have not been made within the required time periods imposed by legislation.

The Holy Cross claim was staked in February, 2000 by Mr. Geoffrey Goodall to cover the main area of potential gold mineralization. Mr. Goodall is the legal owner of title to the mineral claim and no other person has any interest in the mineral claim, other than our interest as a result of the option. The Province of British Columbia owns the land covered by the mineral claim in fee simple. In order to maintain this claim in good standing, we must complete exploration work on the mineral claim or make payments to the Province of British Columbia to maintain the mineral claim in lieu of completing exploration work. Currently, a work value of $100 CDN (approximately $63 US as of March 25, 2002) is required during each of the first two years after a claim is staked and a work value of $200 CDN (approximately $126 US as of March 25, 2002) is required in subsequent years. Based on the exploration work that we completed on the Holy Cross mineral claim in 2001, the expiry date of the Holy Cross mineral claim has been extended. The Holy Cross claim is presently in good standing until February 24, 2003. Further exploration work on the Holy Cross mineral claim must be completed in the amount of $2,000 CDN (approximately $1,260 US as of March 25, 2002) in the year ending February 24, 2003 or this amount must be paid to the Province of British Columbia by February 24, 2003. In subsequent years, exploration work must be completed in the amount of $4,000 CDN (approximately $2,520 US as of March 25, 2002) or this amount paid to the Province of British Columbia in order to maintain the claim in good standing. A maximum of nine years of work credit may be filed on a claim. If the required exploration work is not completed in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within this year, then the mineral claim will lapse and title with revert to the Province of British Columbia.

We are not aware of the reason why the companies that previously explored the mineral claims, including Noranda Exploration Company, Kennecot Canada, Cogema Resources and Phelps Dodge Corporation, terminated their exploration efforts. Reasons for termination could include: (a) a determination that the mineral claims did not host commercial exploitable resources; (b) the failure of each company to recognize the potential of the mineral claims; (c) a determination to pursue more attractive exploration properties elsewhere; and (d) internal company factors, such as lack of financing or corporate changes.

Geology  of  the  Mineral  Claim

The Holy Cross claim covers three types of rocks - volcanic, sedimentary and intrusive. Gold mineralization is associated with the volcanic package of rocks present on the claim. Intrusive rocks have locally permeated the volcanic rocks resulting in altered characteristics to the host volcanic rock. The alteration style and pattern are indicative of potential gold deposits.

Geological  Exploration  Program

In his geological report, Mr. Payne recommended that an initial geological work program comprised of data acquisition, compilation and review of existing information be undertaken to fully assess the potential mineralization of the Holy Cross mineral property.

We accepted the recommendations of the geological report and completed this initial phase of the recommended geological work program in 2001 at a cost of $8,500. This initial phase of our exploration program was completed by Mr. Goodall and involved the acquisition of geological data from previous geological exploration and the review and synthesis of this geological data. This data acquisition involved the research and investigation of historic files to locate and retrieve data information acquired by pervious exploration companies in the area of the Holy Cross mineral claim. The work involved in this data acquisition included map and report reproduction, drafting and production of base maps, and compilation of preexisting information into a common database and map. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. Geochemical analysis is the analytical procedure conducted by a credited laboratory to determine the specific elemental concentrations of minerals contained within samples. Such samples may be from a variety of medium, including rock, soil and stream sediment. The purpose of undertaking the geological review and geochemical analysis is to determine if there is sufficient indication for the area to host mineralization to warrant additional exploration.

We received the results of this initial phase of our geological work program in a geological report prepared by Mr. Goodall in 2001. The conclusions of Mr. Goodall's geological report are as follows:

"Interpretation  and  Conclusions

The Holy Cross prospect represents a high level, low sulphidation epithermal gold system hosted within Ootsa Lake Group rhyolite volcanic and volcaniclastic rocks. The prospect has received sporadic exploration since discovery in 1987. Each exploration campaign on the property has confirmed the presence of gold mineralization at the discovery showing. Additional areas of gold, silver and pathfinder elements have been detected in argillic and siliceous altered rhyolite flows and breccias on a series of resistant knolls covered by the Holy 1 mineral claim.

Zones of intense silicification and secondary brecciation within banded rhyolite up to 10 metres wide occur within the volcanic package of rocks exposed on the Holy Cross property. Gold concentrations ranging from 1.0 to 12.4 g/t have been returned from sampling of this unit. At least three such areas have been identified to date and the potential for identification of additional prospects is considered excellent.

Recent sampling indicates that the alteration systems are widespread, however, gold mineralization occurs in discrete zones or within structural controls as yet unidentified."

As a result of these conclusions, Mr. Goodall recommended that a further two stage exploration program be conducted to further evaluate the potential of the property. The initial, stage one program of ground surveys would include establishment of a survey grid to provide a base for Induced Polarization geophysics, detailed geological mapping, rock and soil geochemistry and prospecting. Given positive results from this initial exploration, a stage two program of trenching and diamond drilling would be warranted. A budget of $200,000 is required to support the recommended program.

Cost estimates to complete the Stage 1 and 2 exploration programs recommended by Mr. Goodall on the Holy 1 mineral claim are provided in the table below.

Stage  One  Exploration  Program  -  Ground  Surveys
----------------------------------------------------

Geological  mapping,  geophysical  and  geochemical  surveys,  prospecting:
     Grid  Preparation,  line  cutting                $6,000
     Geological  mapping                               7,000
     Geochemical  sampling                            28,000
     Geophysical  IP  survey                          30,000
     Travel  Expenses                                  5,000
     Accommodation,  board  -  camp  costs             8,000
     Vehicle  and  Equipment  Rental                   2,500
     Field  Supplies,  communications                  1,500
     Report  preparation,  result  compilation         2,000
                                                     -------
     Total,  Stage  One  Exploration                 $90,000

Stage  Two  Exploration  Program  -  Trenching  and  Diamond  Drilling
----------------------------------------------------------------------

300  metres  trenching,  1000  metres  diamond  drilling:
     Contact  trenching  -  mechanical  excavator     $20,000
     Contract  Diamond  Drilling,  1000  metres        40,000
     Geology  staff  and  supervision                  12,000
     Analyses                                          22,000

     Accommodation,  board  -  camp  costs             10,000
     Vehicle  and  Equipment  Rental                    2,500
     Field  Supplies,  communications                   1,500
     Report  preparation,  result  compilation          2,000
                                                     --------
     Total,  Stage  Two  Exploration                 $110,000

Total Recommended Exploration Program,
  Holy  Cross  Property                              $200,000
                                                     ========


Current  State  of  Exploration

The Holy Cross mineral claim presently does not have any proven mineral reserves. The property that is the subject to the mineral claim is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the Holy Cross mineral claim.

We have only recently commenced exploration of the Holy Cross mineral claim and exploration is currently in the preliminary stages. The status of our planned exploration program is discussed in detail below. Our planned exploration program is exploratory in nature and there is no assurance that mineral reserves will be proven.

Compliance  with  Government  Regulation

We will be required to conduct all mineral exploration activities in accordance with the Mining Act of British Columbia. We will be required to obtain a mineral exploration permit from the British Columbia Ministry of Energy and Mines in order to proceed with phase on of the recommended work program. There is no charge to obtain the mineral exploration permit and we do not anticipate any delay in obtaining this permit. We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. Accordingly, we will be required to obtain a work permit if it proceeds with the second phase of its exploration program. There is no charge to obtain a work permit under the Mining Act. The time to obtain a work period is approximately four weeks. We will incur the expense of our consultant geologist to prepare the required submissions to the Ministry of Energy and Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of phase one of the exploration program.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the geological report. As mentioned above, we will have to sustain the cost of reclamation and environmental remediation for all exploration and other work undertaken. The amount of reclamation and environmental remediation costs are not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in phase one because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. We may be subject to an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a producing mine. An environmental review process would be required if we planned to construct a producing mine facility with production capacity of 75,000 tonnes (82,500 tons) of mineral ore per year. If we planned to proceed with a producing mine, we would be required to apply under the Environmental Assessment Act for a determination as to whether an environmental review was required. An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our Holy Cross mineral claim.

Employees

We have no employees, other than Mr. J. Stephen Barley, our sole officer, as of the date of this Annual Report.

The services of Mr. Barley are provided to us pursuant to a management agreement with C.H.M. Consulting Inc., a company controlled by Mr. Barley. We pay C.H.M. Consulting Inc. a management fee of $750 per month in consideration for C.H.M. Consulting Inc. providing management and administration services for us. These services include the services of Mr. Barley. The management agreement was for an initial term commencing December 1, 2000 and expiring on December 31, 2001. The management agreement has been extended on a month-to-month basis by agreement between us and C.H.M. Consulting Inc. dated January 1, 2002.

The management services of C.H.M. Consulting include the provision of the management services of Mr. Stephen Barley, our president, secretary and treasurer, and office administration services. The management services provided by Mr. Barley include carrying out the management and direction of our business, including managing and supervising and coordinating our mineral exploration activities. Mr. Barley provides these services on a part-time basis and these services require approximately 15% of Mr. Barley's business time. Office administration services include the provision of our office, including telephone and computer services.

We do not pay any compensation to Mr. Barley solely for serving as a director on our board of directors.

We conduct our business largely through agreements with consultants and arms-length third parties.

Research  and  Development  Expenditures

We have advanced $8,500 on account of exploration expenditures to date. We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We  do  not  have  any  subsidiaries.

Patents  and  Trademarks

We  do  not  own,  either  legally  or  beneficially,  any  patent or trademark.

Risk  Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Form 10-KSB Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

RISKS  RELATED  TO  OUR  FINANCIAL  CONDITION  AND  BUSINESS  MODEL

If  We  Do  Not  Obtain  Additional  Financing,  Our  Business  Will  Fail

We had cash in the amount of $16,545 as of December 31, 2001. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our optioned mineral property and the development of this property if our exploration indicates that our mineral claim possesses commercially exploitable mineral reserves. We will require additional financing in order to complete the full-recommended exploration program. We will also require additional financing if the costs of the exploration and development of our optioned mineral property are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration and development is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for gold, investor acceptance of our property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

If We Do Not Complete the Payment and Expenditure Requirements Mandated In Our Option, We Will Lose Our Interest in the Holy Cross Mineral Property and Our Business May Fail

We are obligated to make additional option payments and incur exploration expenditures on our optioned mineral property in order to exercise the option and obtain a 60% interest in the Holy Cross mineral property. We must make additional option payments in the amount of $120,000 and incur exploration expenditures in the amount of $550,000 in order to exercise this option. We will require substantial additional capital to fund the continued exploration of our optioned mineral property in order to exercise the option. In addition, we will require substantial additional capital in order to exercise the option. If we do not make the additional option payments or meet the exploration expenditures required by the option agreement, we will forfeit our interest in the optioned mineral property and will have no interest in the optioned mineral property. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available to us on acceptable terms, or at all, to continue operations, to fund new business opportunities or to execute our business plan. If we lose our interest in the optioned mineral property, there is a substantial risk that our business will fail.

Because There Is No Assurance That We Will Generate Revenues, We Face A High Risk of Business Failure

We have not even begun the initial stages of exploration of our optioned mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated in October 2000 and to date have been involved primarily in organizational activities and the acquisition of the optioned mineral property. We have not earned any revenues as of the date of this Annual Report and have never been profitable. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration and future development of our optioned mineral property, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the Speculative Nature of Exploration of Mining Properties, There is Substantial Risk that This Business Will Fail

We can provide investors with no assurance that the Holy Cross mineral property contains commercially exploitable reserves of gold. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of ore. Hazards such as unusual or unexpected formations and other conditions are involved in mineral exploration and development and often result in unsuccessful exploration efforts. We may also become subject to liability for pollution, cave-ins or hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even  If  We  Discover  Commercial  Reserves  Of Precious Metals On Our Optioned
Mineral Properties, We May Not Be Able to Successfully Obtain Commercial Production

The optioned mineral properties do not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the Holy Cross mineral property into commercial production. At this time, we can provide no assurance to investors that we will be able to do so.

RISKS  RELATED  TO  OUR  MARKET  AND  STRATEGY

If We Are Unable To Hire And Retain Key Personnel, We May Not Be Able To Implement Our Business Plan And Our Business Will Fail

Our success will be largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as mineral exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed would have a significant negative effect on our business.

RISKS  RELATED  TO  LEGAL  UNCERTAINTY

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

RISKS  RELATED  TO  THIS  OFFERING

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

If A Market For Our Common Stock Does Not Develop, Our Investors Will Be Unable To Sell their Shares

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. We cannot provide investors with any assurance that a public market will materialize. If a market for our common stock does not develop, then investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because Our Stock Is Penny Stock, Shareholders Will Be Limited In Their Ability To Sell The Stock

Our shares of common stock constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in Tuscany Minerals will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than complying with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY.

We do not own or lease any property other than this option to acquire an interest in the Holy Cross mineral property. See Item 1. Description of Business.


ITEM  3.     LEGAL  PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2001.


                                     PART II


ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Market  Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol TCAY. The Company's shares were traded under the stock symbol TCAY commencing October 2001. The high and the low trades for our shares for each quarter of actual trading were:


      ------------------------------------------------------------------
           QUARTER                HIGH ($)                 LOW ($)
      ------------------------------------------------------------------
      2nd Quarter 2001            $5.00                   $4.00
      1st Quarter 2002            $10.00                  $8.50
        (to date)
      ------------------------------------------------------------------

Holders  of  Common  Stock

As of the date of February 13, 2002, there were 43 registered shareholders of our common stock.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(A) we would not be able to pay our debts as they become due in the usual course of business; or

(B) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent  Sales  of  Unregistered  Securities

We did not complete any sales of our common stock during our fiscal year ended December 31, 2001.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Plan  of  Operations

Our business plan is to proceed with the exploration of the Holy Cross mineral property to determine whether these mineral claims possess commercially exploitable reserves of gold. We proceeded with phase one of the exploration program recommended by the geological report in 2001 at a cost of $8,500. Completion of these exploration expenditures enabled us to meet the exploration expenditure requirement under our option agreement for the period through December 31, 2001.

We are currently assessing whether to proceed to phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. In completing this determination, we will make an assessment as to whether the results of phase one are sufficiently positive to enable us to achieve the financing necessary for use to proceed with phase two of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment. If we decide to proceed with the second phase of the recommended exploration program based on the results of the first phase, we anticipate that this phase will proceed in the summer of 2002 at the earliest and provided we achieve the required financing.

We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of the phase two exploration program is $90,000 which is in excess of our current cash reserves which were $16,545 as of December 31, 2001. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of the exploration program. We believe that debt financing will not be an alternative for funding phase two of the exploration program. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next twelve months:

1. $20,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

2. $9,000 for consulting fees to be paid pursuant to our management agreement with C.H.M. Consulting Inc. for its management services.

3. $90,000 for exploration expenses, if we determine to proceed with phase two of our exploration program and provided we achieve the financing necessary to proceed with this exploration.

We require approximately $119,000 to proceed with our plan of operations over the next twelve months if we determine and are able to proceed with phase two of our exploration program. We will require approximately $29,000 to fund our plan of operations over the next twelve months if we do not proceed with phase two of our exploration program. As we had cash in the amount of $16,545 as of December 31, 2001, we do not have sufficient cash reserves to enable us to carry out our stated plan of operations for the next twelve months.

If we do not complete the cash payments or the exploration expenditures required under the option agreement for the Holy Cross mineral property, then our option will terminate and we will lose all our rights and interest in the Holy Cross mineral property. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Holy Cross mineral property. We may also pursue acquiring interests in alternate mineral properties in the future.

If we lose our option in the Holy Cross mineral property due to our decision not to proceed with further exploration or our inability to fund future exploration, then we plan to pursue the acquisition of another mineral property. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. We may also decide to expand the scope of targeted properties to include potential oil and gas properties if the market for minerals continues to be depressed. If we are unable to secure a mineral or natural resource property for exploration, then we would pursue the acquisition of another business or business asset. There is no assurance that we would be able to acquire any interest in any other mineral or natural resource property or other business in view of our limited financial resources. Further, we anticipate that we would be required to secure further financing in order to conduct any exploration on any mineral or natural resource property or business acquired. There is no assurance that we would be able to secure the required financing or that we would achieve profitability if financing was completed.

Results  Of  Operations  for  Year  Ended  December  31,  2001

We did not earn any revenues during the year ended December 31, 2001. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $54,811 for the year ended December 31, 2001. We incurred $8,500 of exploration expenditures in connection with the exploration of our mineral claims during the year ended December 31, 2001. These exploration expenditures were attributable to the completion of phase one of our exploration program. We incurred professional fees in the amount of $34,029 during the year ended December 31, 2001. These professional fees that were attributable our corporate organization and our filing of a registration statement with the Securities and Exchange Commission. We paid a total of $9,750 to C.H.M. Consulting during the year ended December 31, 2001 in connection with the provision of the services of Mr. Stephen Barley, our president, secretary and treasurer, and administrative services. We also paid a total of $1,410 to Pacific Stock Transfer Company, our transfer agent.

We incurred a loss of $54,811 for the year ended December 31, 2001. Our net loss was entirely attributable to our operating expenses

We anticipate that our operating expenses will increase if we determine to proceed with the next phase of exploration on our mineral claims and we are able to raise sufficient additional financing in order to enable us to proceed with this exploration. In addition, we anticipate incurring ongoing professional expenses in connection with our being a reporting company under the Securities Exchange Act of 1934.

Liquidity  and  Financial  Condition

We had cash of $16,545 as of December 31, 2001, and had working capital of $13,787 as of December 31, 2001. We had cash of $67,660 as of December 31,
2000,  and  had  working  capital  of  $69,350  as  of  December  31,  2000.

We will require additional financing in order to enable us to proceed with any further exploration of our mineral claims, as discussed above under Plan of Operations. In addition, we anticipate that we will require approximately $29,000 over the next twelve months to pay for our ongoing expenses. These expenses include management expenses payable to C.H.M. Consulting and professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash resources. Accordingly, we will require additional financing in order to continue operations. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding.


ITEM  7.  FINANCIAL  STATEMENTS.

Index  to  Financial  Statements:

1.     Auditors'  Report;

2. Audited Financial Statements for the year ended December 31, 2001, including:

     a.     Balance  Sheets  as  at  December  31,  2001  and  2000;

     b. Statement of Operations for the years ended December 31, 2001 and 2000;

     c. Statement of Stockholders' Equity for the years ended December 31, 2001 and 2000;

     d. Statement of Cash Flows for the years ended December 31, 2001 and 2000;

     e.     Notes  to  Financial  Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  Applicable.

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)

                                AUDITORS' REPORT



To  the  Directors
Tuscany  Minerals,  Ltd.
(An  exploration  stage  company)

We have audited the balance sheets of Tuscany Minerals, Ltd. (an exploration stage company) as at December 31, 2001 and 2000, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000, and the results of its operations and cash flows for the periods then ended in accordance with United States generally accepted accounting principles.

Without  qualifying  our  opinion,  we draw attention to Note 1 to the financial statements. The Company incurred a net loss of $62,121 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern.

The December 31, 2000 financial statements have been restated from those previously presented as explained in Note 6.



Vancouver,  B.C.                                            /s/ Morgan & Company
January  25,  2002                                        Chartered  Accountants


                            TUSCANY  MINERALS,  LTD.
                         (An Exploration Stage Company)

                       BALANCE SHEETS (RESTATED - NOTE 6)
                            (Stated in U.S. Dollars)


-----------------------------------------------------------
                                          DECEMBER  31
                                        2001       2000
-----------------------------------------------------------

ASSETS

Current
  Cash                                $ 16,545   $67,660
  Prepaid exploration advances               -     4,250
                                      ---------  --------
                                        16,545    71,910
                                      ---------  --------
Mineral Property Interest (Note 3)           -         -
                                      ---------  --------
                                      $ 16,545   $71,910
===========================================================

LIABILITIES

Current
  Accounts payable                    $  2,758   $ 2,560
                                      ---------  --------
SHAREHOLDERS' EQUITY

Share Capital
  Authorized:
    100,000,000 Common
    shares, par value $0.001 per share

  Issued and outstanding:
    12,538,000 Common shares            12,538    12,538

  Additional paid in capital            63,462    63,462

Deficit Accumulated
During The Exploration Stage           (62,121)   (7,310)

Cumulative Translation
Adjustment                                 (92)      660
                                      ---------  --------
                                        13,787    69,350
                                      ---------  --------
                                      $ 16,545   $71,910
==========================================================



Approved  by  the  Directors:



------------------------------         ------------------------------


                             TUSCANY  MINERALS,  LTD.
                         (An Exploration Stage Company)

               STATEMENTS OF LOSS AND DEFICIT (RESTATED - NOTE 6)
                            (Stated in U.S. Dollars)


------------------------------------------------------------------------
                                             PERIOD FROM   PERIOD FROM
                                               DATE OF        DATE OF
                                             ORGANIZATION  ORGANIZATION
                                    YEAR       OCTOBER 5     OCTOBER 5
                                    ENDED       2000 TO       2000 TO
                                  DECEMBER 31  DECEMBER 31  DECEMBER 31
                                      2001         2000        2001
------------------------------------------------------------------------
Expenses
  Office and sundry               $       492   $      938   $  1,430
  Professional fees                    34,029        4,872     38,901
  Mineral property
  option payment                          630        1,500      2,130
  Mineral property
   exploration expenditure              8,500            -      8,500
  Filing and stock
   transfer fees                        1,410            -      1,410
  Management fee                        9,750            -      9,750
                                  -----------   ----------   ---------
Net Loss For The Period                54,811        7,310   $ 62,121
                                  -----------   ----------   =========
Deficit Accumulated During
The Exploration Stage,
Beginning Of Period,
as previously reported                  5,810            -

Prior Period Adjustment (Note 6)        1,500            -
                                  -----------   ----------
Deficit Accumulated During
The Exploration Stage,
Beginning Of Period,
as restated                             7,310            -
                                  -----------   ----------
Deficit Accumulated During
The Exploration Stage,
End Of Period                     $    62,121   $    7,310
===========================================================
Net Loss Per Share                $     (0.01)  $    (0.01)
===========================================================
Weighted Average Number
Of Shares Outstanding              12,538,000    8,350,574
===========================================================
Comprehensive Income
  Net loss for the period         $   (54,181)  $   (7,310)  $(61,491)
  Foreign currency translation
   adjustment                             (92)         660        (92)
                                  -----------   ----------   ---------
Total Comprehensive Loss          $   (54,273)  $   (6,650)  $(61,583)
=======================================================================


                             TUSCANY  MINERALS,  LTD.
                         (An Exploration Stage Company)

                  STATEMENTS OF CASH FLOWS (RESTATED - NOTE 6)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------
                                      PERIOD FROM   PERIOD FROM
                                        DATE OF       DATE OF
                                     ORGANIZATION   ORGANIZATION
                               YEAR     OCTOBER 5   OCTOBER 5
                               ENDED      2000 TO    2000 TO
                            DECEMBER 31 DECEMBER 31 DECEMBER 31
                                 2001       2000      2001
-------------------------------------------------------------------
Cash Flows From Operating
Activity
  Net loss for the period,
  as restated (Note 6)         $(54,811)  $(7,310)  $(62,121)

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activity
  Prepaid exploration advances    4,250    (4,250)         -
  Accounts payable                  198     2,560      2,758
                               ------------------------------
                                (50,363)   (9,000)   (59,363)
                               ------------------------------

Cash Flows From
  Financing Activity
  Share subscriptions                 -    76,000     76,000
                               ------------------------------
Effect Of Exchange
Rate Changes On Cash               (752)      660        (92)
                               ------------------------------
(Decrease) Increase In
Cash                            (51,115)   67,660     16,545

Cash, Beginning Of Period        67,660         -          -
                               -------------------------------
Cash, End Of Period           $ 16,545   $67,660   $ 16,545
=============================================================



                                       TUSCANY  MINERALS,  LTD.
                                    (An Exploration Stage Company)

                        STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED - NOTE 6)

                                      DECEMBER 31, 2001 AND 2000
                                       (Stated in U.S. Dollars)




                                    Common Stock
                    -----------------------------------------
                                                   Additional         Cumulative
                                                     Paid-In          Translation
                                Shares      Amount  Capital  Deficit  Adjustment  Total
                            ------------------------------------------------------------
November - Shares
 issued for
  cash at $0.001              6,500,000     $6,500        -  $      -   $   -  $  6,500

November - Shares
 issued for
  cash at $0.01               6,000,000      6,000   54,000         -       -    60,000

December - Shares
 issued for
  cash at $0.25                  38,000         38    9,462         -       -     9,500

Translation adjustment                -          -        -         -     660       660

Net loss for the period,
 as restated (Note 6)                 -          -        -    (7,310)      -    (7,310)
                            ------------------------------------------------------------
Balance, December
31, 2000                     12,538,000     12,538   63,462    (7,310)     660   69,350

Translation adjustment                -          -        -         -     (752)    (752)

Net loss for the year                 -          -        -   (54,811)      -   (54,811)
                            ------------------------------------------------------------

Balance, December 31, 2001  $12,538,000  $  12,538  $63,462  $(62,121)  $ (92)  $13,787
========================================================================================


                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)


1.     NATURE  OF  OPERATIONS

a)     Organization

The Company was incorporated in the State of Nevada, U.S.A., on October 5, 2000.

b)     Exploration  Stage  Activities

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

c)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $62,121 for the period from October 5, 2000 (inception) to December 31, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

a)     Mineral  Property  Option  Payments  and  Exploration  Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

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

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



3.     MINERAL  PROPERTY

The Company has entered into an option agreement, dated December 8, 2000, to acquire a 60% interest in a mineral claim block located in the Omineca Mining Division of British Columbia. The optionor is a director of the Company.

In order to earn its interest, the Company must make cash payments and incur exploration expenditures as follows:

     Cash  payments:

-     $1,500  on  execution  of  the  agreement
-     $10,000  by  June  8,  2002
-     $20,000  by  December  8,  2002
-     $40,000  by  December  8,  2003
-     $50,000  by  December  8,  2004

Exploration  expenditures:

-     $8,500  by  December  31,  2001
-     A  further  $50,000  by  December  31,  2002
-     A  further  $100,000  by  December  31,  2003
-     A  further  $150,000  by  December  31,  2004
-     A  further  $250,000  by  December  31,  2005


4.     CONTINGENCY

     Mineral  Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.


5.     RELATED  PARTIES

i) The Company paid a management fee of $9,750 (2000 - $Nil) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



5.     RELATED  PARTIES  (Continued)

ii)  The Company paid mineral property exploration expenditures of $8,500 (2000
     - $Nil) and option payments of $630 (2000 - $Nil) to a director of the Company.


6.     PRIOR  PERIOD  ADJUSTMENT

During the year ended December 31, 2001, the Company adjusted its accounting for mineral property option payments which had previously been capitalized. The adjustment was made in order to reflect the initial expensing of all costs related to the maintenance and exploration of mineral property interests where commercial feasibility has not been established. The adjustment results in a decrease in mineral property interest of $1,500 at December 31, 2000, an increase in loss for the period ended December 31, 2000 of $1,500, and an increase in deficit at December 31, 2000 of $1,500. Loss per share for the period ended December 31, 2000 was unchanged.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Our executive officers and directors and their respective ages as of March 25, 2002 are as follows:

DIRECTORS:

Name  of  Director           Age
----------------------      -----
J.  Stephen  Barley          45
Geoffrey  N.  Goodall        41

EXECUTIVE  OFFICERS:

Name  of  Officer            Age       Office
--------------------        -----      -------
J.  Stephen  Barley          45        President,  Secretary,  Treasurer
                                       and  Chief  Executive  Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. J. Stephen Barley is our president, secretary, treasurer and chief executive officer and is a member of our board of directors. Mr. Barley was appointed to our board of directors on October 5, 2000. Mr. Barley was appointed as our president on October 5, 2000. Mr. Barley received his Bachelor of Commerce degree from the Mount Allison University in New Brunswick, Canada in 1979. He received his law degree from Dalhousie University in Nova Scotia, Canada in 1982. Mr. Barley practiced as a lawyer with Casey & O'Neill and successor firms from 1984 to 1991. Mr. Barley practiced as a lawyer with J. Stephen Barley Personal Law Corporation from 1992 to 1997. Mr. Barley specialized in the areas of corporate and securities law during the time of his private practice as a lawyer with Casey & O'Neill and J. Stephen Barley Law Corporation. Mr. Barley's clients included a number of publicly traded companies involved in the business of mineral exploration. Mr. Barley has been involved as a corporate finance consultant and as a director and investor in several private business ventures since 1997. Mr. Barley is a member in good standing of the Law Society of
British Columbia and the Law Society of Alberta. Mr. Barley was the president, secretary, treasurer and a director of Copper Valley Minerals Ltd. from February 1999 to October 2001. Copper Valley Minerals Ltd.(now known as Dtomi, Inc.) is a reporting company under the Securities Exchange Act of 1934 and is a company whose shares are traded on the OTC Bulletin Board. Mr. Barley was appointed a director of New Century Equity Holdings, Corp, a Nasdaq National Market company, in December 2000. Mr. Barley also became a director of NetDriven Solutions Inc. on March 30, 2001, a Canadian data storage services company.

Mr. Geoffrey N. Goodall is one of our directors. He was appointed to our board of directors on January 5, 2001. Mr. Goodall received his Bachelor of Science, Geology, from the University of British Columbia in 1984. Mr. Goodall is a member of the Association of Professional Engineers and Geoscientists of British Columbia and is a fellow of the Geological Association of Canada. Mr. Goodall worked as a geologist with Fox Geological Services Inc. of Vancouver, British Columbia, Canada from May, 1984 to May, 1997. Mr. Goodall's responsibilities as a geologist with Fox Geological Services Inc. increased throughout this period from conducting geological field surveys to senior geologist in charge of project management. Mr. Goodall's experience covers all aspects of mineral exploration from concept design and implementation of reconnaissance exploration to detailed drilling and preliminary ore reserve calculations. Mr. Goodall was Vice-President, Exploration of Upland Resources Ltd. of Vancouver, British Columbia, Canada from June, 1997 to

September, 1998. Upland Resources Ltd. is a public company, the shares of which are traded on the Vancouver Stock Exchange. Mr. Goodall was responsible for the design, implementation, and supervision of mineral exploration projects for Upland Resources. Mr. Goodall worked with Homestake Mining
Inc. of San Francisco, California from September to December, 1998. Mr. Goodall's work with Homestake was as a contract geologist whose duties included reviewing the exploration programs and operations of Homestake Mining in Bulgaria. Mr. Goodall was also a director of Copper Valley Minerals Ltd., a reporting company under the Securities Exchange Act of 1934 and a company whose shares are traded on the OTC Bulletin Board from August 1999 to September 2001.

Term  of  Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant  Employees

We have no significant employees other than the officers and directors described above.


ITEM  10.  EXECUTIVE  COMPENSATION.

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal year ended December 31, 2001. No other compensation was paid to any such officer or directors other than the cash and stock option compensation set forth below.



                           Summary Compensation Table
--------------------------------------------------------------------------------
                         Annual Compensation       Long Term Compensation
                    ----------------------------  ------------------------
                                          Other                             All
                                          Annual    Awards       Payouts   Other
                                            Com-  --------------  -------   Com-
                                            pen-  Restricted                pen-
                                            sa-   Stock   Options/  LTIP    sa-
Name      Title      Year  Salary  Bonus    tion  Awarded SARs*(#)payouts($)tion
----      -----      ----  ------  -----  ------- ------- ------- --------- ----

J.        Director   2001     0      0    $9,750     0       0        0       0
Stephen   and        2000     0      0      $750     0       0        0       0
Barley(1) President, 1999    N/A    N/A      N/A    N/A     N/A      N/A     N/A
          Secretary
          and Treasurer
--------------------------------------------------------------------------------
Notes:
(1) Compensation attributable to Mr. Barley is paid pursuant to a management between us and C.H.M. Consulting Inc., a private company controlled by Mr. Barley. See below under "Management Agreement".


STOCK  OPTION  GRANTS

We did not grant any stock options to the executive officers during our most recent fiscal year ended December 31, 2001. We have also not granted any stock options to the executive officers since December 31, 2001.


EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

No stock options were exercised by our officers, directors and employees during the financial year ended December 31, 2001. No stock options have been exercised since December 31, 2002

OUTSTANDING  STOCK  OPTIONS

We  do  not  have  any  stock  options  outstanding.


MANAGEMENT  AGREEMENT

The services of Mr. J. Stephen Barley, our President and a director, are provided to us pursuant to a management agreement with C.H.M. Consulting Inc., a company controlled by Mr. J. Stephen Barley. We pay C.H.M. Consulting Inc. a management fee of $750 per month in consideration for C.H.M. Consulting Inc. providing management and administration services to us. This management agreement has been extended on a month-to-month basis by agreement between us and Mr. Barley dated January 1, 2002. These services include the services of Mr. Barley. The management agreement provides that the fee payable to C.H.M. Consulting Inc. will be increased in the event that Mr. Barley is required to spend more than 15% of his business time on the business of the Company.

We do not have any employment or consultant agreement with Mr. Goodall and we do not pay Mr. Goodall any amount for acting as a director of the Company. We engaged Mr. Goodall to complete phase one of our planned geological exploration program on our optioned mineral property in 2001 at a cost of $8,500.


COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2001 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:



--------------------------------------------------------------------------------
Name and                 Number      Transactions        Known Failures
Principal                Of Late     Not Timely          To File a Required
Position                 Reports     Reported            Form
--------------------------------------------------------------------------------

J. STEPHEN BARLEY,         One          None             None
Director & President

GEOFFREY N. GOODALL,       One          None             None
Director

--------------------------------------------------------------------------------

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 25, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

--------------------------------------------------------------------------------
                 Name and address          Number of Shares     Percentage of
Title of class   of beneficial owner       of Common Stock      Common Stock(1)
--------------   -------------------       ----------------     ---------------

Common Stock     J. Stephen Barley         6,500,000 shares          51.8%
                 Director, President
                 & CEO
                 2060 Gisby Street
                 West Vancouver, BC
                 Canada  V7V 4N3

Common Stock     Geoffrey N. Goodall           1,000 shares          0.007%
                 Director
                 1315 Arborlynn Drive,
                 North Vancouver, BC
                 Canada  V7J 2V6

Common Stock     All Officers and          6,501,000 shares          51.8%
                 Directors as a Group
                 that consists of two
                 persons

--------------------------------------------------------------------------------

(1) As of March 25, 2002, there were 12,538,000 shares of our common stock issued and outstanding.

--------------------------------------------------------------------------------


Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

CHANGE  IN  CONTROL

We are not aware of any arrangement that might result in a change in control in the future.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-     Any  of  our  directors  or  officers;
-     Any  person  proposed  as  a  nominee  for  election  as  a  director;
- Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
-     Any  of  our  promoters;
- Any relative or spouse of any of the foregoing persons who has the same house as such person.

Mr. J. Stephen Barley, our president and a director, has been our sole promoter since our inception. Mr. Barley has acquired 6,500,000 shares of our common stock at a price of $0.001 US per share. Mr. Barley paid a total purchase price of $6,500 for these shares. Mr. Barley purchased these shares on November 1, 2000. Other than the purchase of his stock and a management agreement with C.H.M. Consulting Inc., Mr. Barley has not entered into any agreement with us in which he is to receive from us or provide to us any thing of value.

We have entered into a management agreement with C.H.M. Consulting Inc., a company controlled by Mr. J. Stephen Barley, our President and a director. We pay C.H.M. Consulting Inc. a management fee of $750 per month on a month-to-month basis in consideration for C.H.M. Consulting Inc. providing management and administration services for us. These services include the management services provided by Mr. Barley as our president.

Our option to acquire a 60% interest in the Holy Cross mineral property was granted to us by one of our directors, Mr. Geoffrey N. Goodall. This agreement is a critical part of our business plan. The option agreement was entered into on December 8, 2000 prior to Mr. Goodall being appointed to our board of directors on January 5, 2001. We paid cash consideration to Mr. Goodall for the grant of the option in the amount of $1,500 on December 8, 2000 upon execution of the option agreement. The option agreement was amended by agreement dated December 8, 2001 in consideration for the payment by us to Mr. Goodall of the amount of $1,000 CDN (approximately $630 US as at March 25, 2002). We are entitled to exercise the option to acquire the 60% interest in the Holy Cross mineral property by completing the following payments to Mr. Goodall and incurring the following required exploration expenditures on the Holy Cross mineral property:

(A) paying to Mr. Goodall an additional aggregate amount of $120,000 in accordance with the following schedule:

(1)     $10,000  on  or  before  June  8,  2002;
(2)     $20,000  on  or  before  December  8,  2002;
(3)     $40,000  on  or  before  December  8,  2003;
(4)     $50,000  on  or  before  December  8,  2004;  and

(B) incurring an aggregate of $550,000 of additional property exploration expenditures on the Holy Cross mineral property within the following periods:

(1)     a  further  $50,000.00  on  or  before  December  31,  2002;
(2)     a  further  $100,000.00  on  or  before  December  31,  2003;
(3)     a  further  $150,000.00  on  or  before  December  31,  2004;  and
(4)     a  further  $250,000.00  on  or  before  December  31,  2005.

The terms and conditions of the option agreement, including the amount and timing of the consideration, were negotiated between us and Mr. Goodall prior to Mr. Goodall becoming one of our directors. Negotiations were carried out by Mr. Barley, our president and a director, on our behalf. The amount of the option payments and exploration expenditures that are to be made in order to exercise the option were based on option payments and exploration expenditures required for properties of similar merit to the Holy Cross mineral claims. The structure of the timed option payments and required exploration expenditures is a standard structure for options on mineral properties in British Columbia. We evaluated the merit of the Holy Cross mineral claims in reaching an agreement on the amount of option payments and required exploration expenditures. The cost of the acquisition of the Holy Cross mineral claim to Mr. Goodall was approximately $1,800. These costs include direct costs paid by Mr. Goodall to pay for staking of the Holy Cross mineral claims but do not include any amount in consideration of Mr. Goodall's professional time in acquiring the claims.

We retained Mr. Goodall to conduct the first phase of our planned geological work program. We paid $8,500 to Mr. Goodall to conduct the initial phase of our planned geological exploration program in 2001.

We have completed sales of our common stock in private offerings to the following relatives of Mr. Barley:


Name of Relative           Number of Shares        Relationship to Director
------------------         ------------------      -------------------------

Ms. Mary E. Barley              1,000              Mother of J. Stephen Barley

Mr. James W. Barley             1,000              Brother of J. Stephen Barley

Ms. Donna Durning             600,000              Sister of J. Stephen Barley


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits  and  Index  of  Exhibits


Exhibit Number      Description of Exhibit
--------------      -----------------------
     3.1            Articles of Incorporation(1)
     3.2            Bylaws, as amended(1)
     4.1            Share Certificate(1)
     5.1            Consent of Cane & Company, LLC, with consent to use(1)
    10.1            Option Agreement with Geoffrey Goodall dated December 8,
                    2000(1)
    10.2            Management Agreement with C.H.M. Consulting Inc. dated
                    December 1, 2000(1)
    10.3            Amendment to Option Agreement with Geoffrey Goodall dated
                    April 4, 2001(1)
    10.4            Amendment to Option Agreement with Geoffrey Goodall dated
                    December 8, 2001
    23.1            Consent of Morgan & Company, Chartered Accountants(1)
    23.2            Consent of Crest Geological Consultants Ltd. (1)

--------------------------------------------------------------------------------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form SB-2 Registration Statement, as amended on June 25, 2001.
--------------------------------------------------------------------------------

(b)     Reports  on  Form  8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2001.

No  reports  on  Form  8-K  have  been  filed  since  December  31,  2001.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TUSCANY  MINERALS,  LTD.

By:  /s/ J. Stephen Barley
     ___________________________________
     J. Stephen Barley
     President, Secretary and Treasurer
     Director
     Date:     March 27, 2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ J. Stephen Barley
     ___________________________________
     J. Stephen Barley
     President, Secretary and Treasurer
     (Principal Executive Officer)
     Director
     Date:     March 27, 2002


By:  /s/ Geoffrey N. Goodall
     ___________________________________
     Geoffrey N. Goodall
     Director
     Date:     March 27, 2002