Form 10QSB
period 2002-03-31
TUSCANY MINERALS LTD
filed 2002-05-15
CIK 1128790

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  MARCH  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  periodto


          Commission  File  Number:     000-32981
                                        ---------

                             TUSCANY MINERALS, LTD.
           ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                              98-0335259
--------------------------------                    ----------------------------
(State  or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                      No.)


2060 GISBY STREET, WEST VANCOUVER,
BRITISH COLUMBIA, CANADA                            V7V  4N3
---------------------------------------             ------------
(Address of principal executive offices)            (Zip  Code)

Issuer's telephone number, including area code:     604-926-4300


                                      NONE
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,538,000 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF MAY 6, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                             TUSCANY MINERALS, LTD.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2002
                                   (Unaudited)
                            (STATED IN U.S. DOLLARS)

                            TUSCANY  MINERALS,  LTD.
                         (AN EXPLORATION STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


-------------------------------------------------------------------------------
                                                         MARCH 31   DECEMBER 31
                                                           2002        2001
-------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                                   $ 12,188   $ 16,545

MINERAL PROPERTY INTEREST (Note 3)                              -          -
                                                         ----------------------
                                                         $ 12,188   $ 16,545
===============================================================================

LIABILITIES

CURRENT
  Accounts payable                                       $  3,634   $  2,758
                                                         ----------------------

SHAREHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 Common shares, par value $0.001 per share

  Issued and outstanding:
    12,538,000 Common shares                               12,538     12,538

  Additional paid in capital                               63,462     63,462

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE          (67,320)   (62,121)

CUMULATIVE TRANSLATION ADJUSTMENT                            (126)       (92)
                                                         ----------------------
                                                            8,554     13,787
                                                         ----------------------

                                                         $ 12,188   $ 16,545
===============================================================================

                                  TUSCANY  MINERALS,  LTD.
                              (AN EXPLORATION STAGE COMPANY)

                    STATEMENT OF LOSS AND DEFICIT (RESTATED - NOTE 6)
                                       (UNAUDITED)
                                 (STATED IN U.S. DOLLARS)


------------------------------------------------------------------------------------------
                                                                               PERIOD FROM
                                                                                 DATE OF
                                                                              ORGANIZATION
                                                                                OCTOBER 5
                                                     THREE MONTHS ENDED           2000 TO
                                                            MARCH 31             MARCH 31
                                                        2002          2001        2002
------------------------------------------------------------------------------------------

EXPENSES
  Office and sundry                                  $        49   $        47   $  1,479
  Professional fees                                        2,875         8,790     41,776
  Mineral property option payment                              -             -      2,130
  Mineral property exploration expenditure                     -             -      8,500
  Filing and stock transfer fees                              25         1,395      1,435
  Management fee                                           2,250         2,250     12,000
                                                     -------------------------------------
NET LOSS FOR THE PERIOD                                    5,199        12,482   $ 67,320
                                                     ----------------------------=========

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE,
 BEGINNING OF PERIOD, as previously reported              62,121         5,810

PRIOR PERIOD ADJUSTMENT (Note 6)                               -         1,500
                                                     --------------------------
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE,
 BEGINNING OF PERIOD, as restated                         62,121         7,310
                                                     --------------------------

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE,
 END OF PERIOD                                       $    67,320   $    19,792
===============================================================================


NET LOSS PER SHARE                                   $     (0.01)  $     (0.01)
===============================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                      12,538,000    12,538,000
===============================================================================


COMPREHENSIVE INCOME
  Net loss for the period                            $    (5,199)  $   (12,482)  $(67,320)
  Foreign currency translation adjustment                   (126)         (953)      (126)
                                                     -------------------------------------

TOTAL COMPREHENSIVE LOSS                             $    (5,325)  $   (13,435)  $(67,446)
==========================================================================================

                            TUSCANY  MINERALS,  LTD.
                         (AN EXPLORATION STAGE COMPANY)

                   STATEMENT OF CASH FLOWS (RESTATED - NOTE 6)
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


------------------------------------------------------------------------------
                                                                   PERIOD FROM
                                                                     DATE OF
                                                                  ORGANIZATION
                                                                    OCTOBER 5
                                               THREE MONTHS ENDED     2000 TO
                                                    MARCH 31         MARCH 31
                                                 2002      2001        2002
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITY
  Net loss for the period, as restated
   (Note 6)                                    $(5,199)  $(12,482)  $(67,320)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITY
  Accounts payable                                 876      2,712      3,634
                                               -------------------------------
                                                (4,323)    (9,770)   (63,686)
                                               -------------------------------

CASH FLOWS FROM FINANCING ACTIVITY
  Share subscriptions                                -          -     76,000
                                               -------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                   (34)      (953)      (126)
                                               -------------------------------

(DECREASE) INCREASE IN CASH                     (4,357)   (10,723)    12,188

CASH, BEGINNING OF PERIOD                       16,545     67,660          -
                                               -------------------------------

CASH, END OF PERIOD                            $12,188   $ 56,937   $ 12,188
==============================================================================


                                        TUSCANY  MINERALS,  LTD.
                                     (AN EXPLORATION STAGE COMPANY)

                         STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED - NOTE 6)

                                             MARCH 31, 2002
                                               (UNAUDITED)
                                        (STATED IN U.S. DOLLARS)



                                                COMMON STOCK
                                       -------------------------------
                                                            ADDITIONAL            CUMULATIVE
                                                            PAID-IN              TRANSLATION
                                         SHARES    AMOUNT   CAPITAL    DEFICIT    ADJUSTMENT     TOTAL
                                       -----------------------------------------------------------------
November - Shares issued for cash
 at $0.001                              6,500,000  $ 6,500  $      -  $      -   $         -   $  6,500

November - Shares issued for cash
 at $0.01                               6,000,000    6,000    54,000         -             -     60,000

December - Shares issued for cash
 at $0.25                                  38,000       38     9,462         -             -      9,500

Translation adjustment                          -        -         -         -           660        660

Net loss for the period, as restated
 (Note 6)                                       -        -         -    (7,310)            -     (7,310)
                                       -----------------------------------------------------------------

Balance, December 31, 2000             12,538,000   12,538    63,462    (7,310)          660     69,350

Translation adjustment                          -        -         -         -          (752)      (752)

Net loss for the year                           -        -         -   (54,811)            -    (54,811)
                                       -----------------------------------------------------------------

Balance, December 31, 2001             12,538,000   12,538    63,462   (62,121)          (92)    13,787

Translation adjustment                          -        -         -         -           (34)       (34)

Net loss for the period                         -        -         -    (5,199)            -     (5,199)
                                       -----------------------------------------------------------------

Balance, March 31, 2002                12,538,000  $12,538  $ 63,462  $(67,320)  $      (126)  $  8,554
                                       =================================================================

                             TUSCANY MINERALS, LTD.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

As shown in the accompanying financial statements, the Company has incurred a net loss of $67,320 for the period from October 5, 2000 (inception) to March 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                             TUSCANY MINERALS, LTD.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                             TUSCANY MINERALS, LTD.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                             TUSCANY MINERALS, LTD.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



4.     CONTINGENCY

     Mineral  Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.


5.     RELATED  PARTY

The Company paid a management fee of $2,250 (2001 - $2,250) to a company controlled by a director. The management services are on a month to month basis at $750 per month.


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

PLAN  OF  OPERATIONS

Our business plan is to proceed with the exploration of the Holy Cross mineral property to determine whether these mineral claims possess commercially exploitable reserves of gold. We proceeded with phase one of the exploration program recommended by the geological report in 2001. Completion of these exploration expenditures enabled us to meet the exploration expenditure requirement under our option agreement for the period through December 31, 2001.

We are currently assessing whether to proceed to phase two of the recommended geological exploration program based on an assessment of the results of phase one of the geological exploration program. In completing this determination, we will make an assessment as to whether the results of phase one are sufficiently positive to enable us to achieve the financing necessary for use to proceed with phase two of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment. If we decide to proceed with the second phase of the recommended exploration program based on the results of the first phase, we anticipate that this phase will proceed in the summer of 2002 at the earliest and provided we achieve the required financing.

We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of the phase two exploration program is $90,000 which is in excess of our current cash reserves which were $12,188 as of March 31, 2002. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of the exploration program. We believe that debt financing will not be an alternative for funding phase two of the exploration program. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next twelve months, subject to our achieving the required financing:

1. $10,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

2. $9,000 for consulting fees to be paid pursuant to our management agreement with C.H.M. Consulting Inc. for its management services.

3. $90,000 for exploration expenses, if we determine to proceed with phase two of our exploration program.

We require approximately $119,000 to proceed with our plan of operations over the next twelve months if we determine and are able to proceed with phase two of our exploration program. We will require approximately $19,000 to fund our plan of operations over the next twelve months if we do not proceed with phase two of our exploration program. As we had cash in the amount of $12,188 as of March 31, 2002, we do not have sufficient cash reserves to enable us to carry out our stated plan of operations for the next twelve months.

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

RESULTS  OF  OPERATIONS  FOR  THREE  MONTHS  ENDING  MARCH  31,  2002

We did not earn any revenues during the three months ending March 31, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $5,199 for the three months ended March 31, 2002, compared to $12,482 for the three months ended March 31, 2001. We incurred professional fees in the amount of $2,875 during the three months ending March 31, 2002, compared to $8,790 for the three months ended March 31, 2001. These professional fees in the first quarter of 2002 were primarily attributable to compliance with our reporting requirements as a reporting company under the Securities Exchange Act of 1934. The reduction from first quarter of 2002 compared with 2001 is attributable to the fact that we incurred significant professional fees in connection with the filing of a registration statement under the Securities Act of 1933 during the first quarter of 2001. We paid an amount of $2,250 in each of the three months ended March 31, 2002 and 2001 to C.H.M. Consulting Inc., a company controlled by Mr. Stephen Barley, our president and a director, in respect of the services of Mr. Barley and administrative office services provided by C.H.M. Consulting Inc. These services are provided at the rate of $750 per month. We did not incur any mineral claims exploration expenditures during the three months ended March 31, 2002.

We anticipate that we will not incur increased operating expenses until such time as we achieve the financing required to enable us to pursue further exploration of our optioned mineral property. Our operating expenses will increase if we are able to achieve the required financing and determine to proceed with further exploration.

We incurred a loss of $5,199 for the three months ending March 31, 2002. Our loss is entirely attributable to our operating expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $12,188 as of March 31, 2002 compared to cash of $16,545 as of December 31, 2001. We had working capital of $8,554 as of March 31, 2002 compared to working capital of $13,787 as of December 31, 2001.

We will be required to pay to Mr. Goodall an additional $10,000 by June 8, 2002 in order to maintain our option. In addition, we will have to complete exploration expenditures on our property in the amount of $50,000 by December 31, 2002. If we fail to make the required payment and complete the required exploration expenditures, we will lose our interest in the property and we will have no assets.

We will require additional financing in order to enable us to proceed with any further exploration of our mineral claims, as discussed above under Plan of Operations, and to complete the required payments and exploration expenditures to maintain our option. In addition, we anticipate that we will require approximately $19,000 over the next twelve months to pay for our ongoing expenses. These expenses include management expenses payable to C.H.M. Consulting and professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash resources. Accordingly, we will require additional financing in order to continue operations. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding.

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


Date:     May 9, 2002


TUSCANY MINERALS, LTD.


By: /s/ J. Stephen Barley
    ----------------------------------
    J. STEPHEN BARLEY
    President, Secretary and Treasurer
    Director