Form 10KSB/A
period 2001-12-31
TUSCANY MINERALS LTD
filed 2002-06-04
CIK 1128790

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark  One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  fiscal  year  ended  DECEMBER  31,  2001

[__] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER
                         -------------------------------



                             TUSCANY MINERALS, LTD.
                             ----------------------
                 (Name of small business issuer in its charter)

NEVADA                                        98-0335259
------                                        ----------
(State  or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification  No.)

2060  Gisby  Street
West  Vancouver,  British  Columbia           V7V  4N3
--------------------------------------------  -----------
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $34,712,750 as of May 28, 2002

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,538,000 Shares of Common Stock
                                               ---------------------------------

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

We received the results of this initial phase of our geological work program in a geological report prepared by Mr. Goodall in 2001. Mr. Goodall concluded in his geological report that the Holy Cross mineral claims represent a classic epithermal style of gold mineralization hosted within volcanic rocks. Epithermal mineralization occurs in regions affected by heated ground water flow that locally alters the minerals present in the host rock and possibly introduces precious metals such as gold. The mineral claims have received sporadic exploration since discovery in 1987. Each exploration campaign on the property has confirmed the presence of gold mineralization. Areas of gold, silver and pathfinder elements have been detected in altered rocks located on a series of knolls covered by the Holy 1 mineral claim. The presence of gold mineralization was evidenced in samples taken from the mineral claims during this initial stage of exploration. Mr. Goodall concluded that at least three areas of gold mineralization have been identified to date and the potential for identification of additional prospects is considered excellent.

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
     Accommodation,  board  -  camp  costs            8,000
     Vehicle  and  Equipment  Rental                  2,500
     Field  Supplies,  communications                 1,500
     Report  preparation,  result  compilation        2,000
                                                   ---------
     Total,  Stage  One  Exploration                $90,000

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
     Accommodation,  board  -  camp  costs           10,000
     Vehicle  and  Equipment  Rental                  2,500
     Field  Supplies,  communications                 1,500
     Report  preparation,  result  compilation        2,000
                                                   ---------
     Total,  Stage  Two  Exploration               $110,000

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

Our principal business offices are located in the business offices of Mr. J. Stephen Barley, our sole executive officer and a director. These premises are provided to us pursuant to our management agreement with C.H.M. Consulting Inc., a private company controlled by Mr. Barley. This agreement was originally for a term expiring December 31, 2001 and has been continued on a month to month basis by agreement. We currently pay $750 per month for our use of these premises and for additional management and administrative services provided by C.H.M. Consulting.

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


                                     PART II


ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Market  Information

Our shares of common stock are currently trading on the OTC Bulletin Board under the stock symbol TCAY. The Company's shares were traded under the stock symbol TCAY commencing October 2001.

The high and the low bid information for our shares of common stock for each quarter of actual trading were:

-------------------------------------------------------------

     QUARTER                       HIGH ($)  LOW ($)
-------------------------------------------------------------
     4th Quarter 2001              $5.10     $2.00
                                   -----     -----
     1st Quarter 2002              $7.00     $1.50
                                   -----     -----
    2nd Quarter 2002
      (to date)                    $1.50     $1.50
-------------------------------------------------------------

The  source  of the high and low bid information is the NASD OTC Bulletin Board.
The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.



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

We are currently assessing whether to proceed to the first stage of phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. In completing this determination, we will make an assessment as to whether the results of phase one are sufficiently positive to enable us to achieve the financing necessary for use to proceed with the first stage of phase two of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment. If we decide to proceed with the first stage of second phase of the recommended exploration program based on the results of the first phase, we anticipate that this phase will proceed in the summer of 2002 at the earliest and provided we achieve the required financing.

We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of stage one of phase two exploration program is $90,000 which is in excess of our current cash reserves which were $16,545 as of December 31, 2001. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of the exploration program. We believe that debt financing will not be an alternative for funding phase two of the exploration program. We do not have any arrangements in place for any future equity financing.

We will make a determination whether to proceed with the second stage of phase two of the exploration program, provided we proceed to complete the first stage of phase two. The estimated cost of completion of the second stage of phase two is $110,000. Accordingly, the total cost of completing both the first and second stage of phase two of the exploration program is $200,000. We anticipate that the second stage of exploration would not be completed until the summer of 2003 as the first stage would not be completed until the summer of 2002 and access to the Holy Cross mineral claim is limited to the snow-free months. Our determination as to whether to proceed to the second stage of phase two will be based on an assessment of whether the results of the first phase of stage two are sufficiently positive to warrant further exploration and whether we believe we will be able to finance the cost of this exploration program.

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

We require approximately $119,000 to proceed with our plan of operations over the next twelve months if we determine and are able to proceed with phase two of our exploration program. We will require approximately $29,000 to fund our plan of operations over the next twelve months if we do not proceed with phase two of our exploration program. As we had cash in the amount of $16,545 as of December 31, 2001, we do not have sufficient cash reserves to enable us to carry out our stated plan of operations for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

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

Not  Applicable.

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)

                                                         MORGAN & COMPANY
                                                         CHARTERED ACCOUNTANTS

                                AUDITORS' REPORT



To  the  Shareholders
Tuscany  Minerals,  Ltd.
(An  exploration  stage  company)

We have audited the balance sheets of Tuscany Minerals, Ltd. (an exploration stage company) as at December 31, 2001 and 2000, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the period from inception, October 5, 2000, to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000, and the results of its operations and cash flows for the period from inception, October 5, 2000, to December 31, 2001 in accordance with United States generally accepted accounting principles.

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



Tel: (604) 687-5841                MEMBER OF       P.O. Box 10007 Pacific Center
Fax: (604) 687-0075                   ACPA    Suite 1488-700 West Georgia Street
www.morgan-cas.com               INTERNATIONAL           Vancouver, B.C. V7Y 1A1
Chartered  Accountants


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

Our executive officers and directors and their respective ages as of May 21, 2002 are as follows:

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

J. STEPHEN BARLEY,         One          None             None
Director & President

GEOFFREY N. GOODALL,       One          None             None
Director

--------------------------------------------------------------------------------

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 21, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

(1) As of May 21, 2002, there were 12,538,000 shares of our common stock issued and outstanding.


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


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

          *    Any  of  our  directors  or  officers;
          *    Any  person  proposed  as  a  nominee for election as a director;
          * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
          *    Any  of  our  promoters;
          * Any relative or spouse of any of the foregoing persons who has the same house as such person.

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

Ms.  Donna  Durning        600,000               Sister of J. Stephen Barley

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits  and  Index  of  Exhibits

Exhibit Number    Description of Exhibit
--------------    ----------------------
3.1               Articles  of  Incorporation(1)
3.2               Bylaws,  as  amended(1)
4.1               Share  Certificate(1)
5.1               Consent of Cane & Company, LLC, with consent to use(1)
10.1              Option Agreement with Geoffrey Goodall dated December
                  8, 2000(1)
10.2              Management  Agreement  with  C.H.M.  Consulting  Inc.
                  dated December 1, 2000(1)
10.3              Amendment  to  Option  Agreement  with  Geoffrey Goodall
                  dated April 4, 2001(1)
10.4              Amendment  to  Option Agreement with Geoffrey Goodall
                  dated December 8, 2001(2)


(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form SB-2 Registration Statement, as amended on June 25, 2001.
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-KSB on April 1, 2002.

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



TUSCANY  MINERALS,  LTD.


By:  /s/ J. Stephen Barley
     ___________________________________
     J. Stephen Barley
     President,  Secretary  and  Treasurer
     Director
     Date:     May  30,  2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ J. Stephen Barley
     ___________________________________
     J.  Stephen  Barley
     President,  Secretary  and  Treasurer
     (Principal  Executive  Officer)
     Director
     Date:     May  30,  2002




By:  /s/ Geoffrey N. Goodall
     ___________________________________
     Geoffrey N. Goodall
     Director
     Date:     May  30,  2002