Form 10QSB
period 2002-06-30
TUSCANY MINERALS LTD
filed 2002-08-14
CIK 1128790

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934
          For  the  quarterly  period  ended  June  30,  2002

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934

For  the  transition  period                 to


          Commission  File  Number:     000-32981
                                        ---------

                             TUSCANY MINERALS, LTD.
          -----------------------------------------------------------------

          (Exact name of small Business Issuer as specified in its charter)

Nevada                                     98-0335259
--------------------------------           ----------
(State  or other jurisdiction of           (IRS Employer
incorporation  or  organization)           Identification No.)


2060  Gisby  Street,  West  Vancouver,
     British  Columbia,  Canada            V7V  4N3
--------------------------------------     ----------------

(Address of principal executive offices)   (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                    604-926-4300
                                           ------------


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,538,000 Shares of $.001 par value
Common  Stock  outstanding  as  of  August  9,  2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.     Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                            TUSCANY  MINERALS,  LTD.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)








-------------------------------------------------------------
                                 JUNE 30       DECEMBER 31
                                   2002          2001
------------------------------------------------------------



ASSETS

Current
Cash                                $  1,046   $     16,545

Mineral Property Interest
 (Note 3)                                  -              -
                                    ------------------------
                                    $  1,046   $     16,545
============================================================



LIABILITIES

Current
Accounts payable                    $  2,394   $      2,758
                                    ------------------------



SHAREHOLDERS' EQUITY

Share Capital
Authorized:
100,000,000 Common shares,
 par value $0.001 per share

Issued and outstanding:

12,538,000 Common shares              12,538         12,538

Additional paid-in capital            63,462         63,462

Deficit Accumulated During
The Exploration Stage                (77,291)       (62,121)

Cumulative Translation
Adjustment                               (57)           (92)
                                    ------------------------


                                      (1,348)        13,787
                                    ------------------------


                                    $  1,046   $     16,545
============================================================


                                   TUSCANY  MINERALS,  LTD.
                               (An Exploration Stage Company)

                     STATEMENT OF LOSS AND DEFICIT (RESTATED - NOTE 7)
                                        (Unaudited)
                                  (Stated in U.S. Dollars)
                                                                           PERIOD FROM
                                                                              DATE OF
                                                                           ORGANIZATION
                                                                             OCTOBER 5
                              THREE MONTHS ENDED     SIX MONTHS ENDED         2000 TO
                                  JUNE 30                 JUNE 30             JUNE 30
                              2002          2001     2002          2001          2002
-------------------------------------------------------------------------------------------
Expenses
  Office and sundry       $        37   $        40   $        86   $        87   $  1,516
  Professional fees             6,844        12,028         9,719        20,818     48,620
  Mineral property option
   payment                        660             -           660             -      2,790
  Mineral property
   exploration expenditure          -         5,000             -         5,000      8,500

  Filing and stock
   transfer fees                  180            15           205         1,410      1,615
  Management fee                2,250         2,250         4,500         4,500     14,250
                          -----------------------------------------------------------------
Net Loss For
The Period                      9,971        19,333        15,170        31,815   $ 77,291
                          --------------------------------------------------------=========



Deficit Accumulated
 During The
 Exploration Stage,
 Beginning Of
 Period, as
  previously reported
                               67,320        18,292        62,121         5,810
Prior Period
Adjustment
 (Note 7)                           -         1,500             -         1,500
                          ------------------------------------------------------

Deficit Accumulated
 During The
 Exploration Stage,
 Beginning Of
 Period, as
 restated                      67,320        19,792        62,121         7,310
                          ------------------------------------------------------

Deficit Accumulated
 During The
 Exploration Stage,
  End Of Period           $    77,291   $    39,125   $    77,291   $    39,125
================================================================================

Net Loss Per
 Share                    $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)
================================================================================


Weighted Average
 Number Of
 Shares
 Outstanding               12,538,000    12,538,000    12,538,000    12,538,000
================================================================================

Comprehensive
 Income
  Net loss for
   the period             $    (9,971)  $   (19,333)  $   (15,170)  $   (31,815)  $(77,291)
  Foreign currency
   translation adjustment          69           621           (57)         (332)       (57)
                          -----------------------------------------------------------------
Total Comprehensive
 Loss                     $   (10,040)  $   (18,712)  $   (15,227)  $   (31,483)  $(77,348)
===========================================================================================


                            TUSCANY  MINERALS,  LTD.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                                   PERIOD FROM
                                                                    DATE OF
                                                                 ORGANIZATION
                                                                   OCTOBER 5
                    THREE MONTHS ENDED     SIX MONTHS ENDED         2000 TO
                         JUNE 30                 JUNE 30             JUNE 30
                   2002          2001     2002          2001          2002
-------------------------------------------------------------------------------------------

Cash Flows From
 Operating Activity
  Net loss for
   the period        $ (9,971)  $(19,333)  $(15,170)  $(31,815)  $(76,631)

Adjustments To
 Reconcile Net
 Loss To Net
 Cash Used By
 Operating Activity
 Prepaid exploration
  advances                  -        750          -        750          -
Accounts payable       (1,240)       362       (364)     3,074      1,734
                     -----------------------------------------------------
                      (11,211)   (18,221)   (15,534)   (27,991)   (74,897)
                     -----------------------------------------------------

Cash Flows From
Financing Activity
Share subscriptions         -          -          -          -     76,000
                     -----------------------------------------------------

Effect Of Exchange
Rate Changes
On Cash                    69        621         35       (332)       (57)


                     -----------------------------------------------------

(Decrease) Increase
In Cash               (11,142)   (17,600)   (15,499)   (28,323)     1,046

Cash, Beginning
Of Period              12,188     56,937     16,545     67,660          -
                     -----------------------------------------------------

Cash, End
Of Period            $  1,046   $ 39,337   $  1,046   $ 39,337   $  1,046
==========================================================================


                                                   TUSCANY  MINERALS,  LTD.
                                               (An Exploration Stage Company)

                                   STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED - NOTE 7)

                                                       JUNE 30, 2002
                                                        (Unaudited)
                                                  (Stated in U.S. Dollars)



                                      Common Stock
                             -------------------------------
                                                  Additional            Cumulative
                                                  Paid-In               Translation
                               Shares    Amount   Capital    Deficit    Adjustment     Total
                             -----------------------------------------------------------------
                                      -        -         -         -             -          -
November - Shares
 issued for cash
 at $0.001                    6,500,000  $ 6,500  $      -  $      -   $         -   $  6,500

November - Shares
 issued for cash
 at $0.01                     6,000,000    6,000    54,000         -             -     60,000

December - Shares issued
 for cash at $0.25               38,000       38     9,462         -             -      9,500

Translation adjustment                -        -         -         -           660        660

Net loss for the
 period, as
 restated (Note 7)                    -        -         -    (7,310)            -     (7,310)
                             -----------------------------------------------------------------
Balance, December 31, 2000   12,538,000   12,538    63,462    (7,310)          660     69,350

Translation adjustment                -        -         -         -          (752)      (752)

Net loss for the year                 -        -         -   (54,811)            -    (54,811)
                             -----------------------------------------------------------------

Balance, December 31, 2001   12,538,000   12,538    63,462   (62,121)          (92)    13,787

Translation adjustment                -        -         -         -            35         35

Net loss for
 the period                           -        -         -   (15,170)            -    (15,170)
                             -----------------------------------------------------------------

Balance, June 30, 2002       12,538,000  $12,538  $ 63,462  $(77,291)  $       (57)  $ (1,348)
                             =================================================================


                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of June 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.


2.     NATURE  OF  OPERATIONS

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $77,291 for the period from October 5, 2000 (inception) to June 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES

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

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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


4.     MINERAL  PROPERTY

The Company has entered into an option agreement, dated December 8, 2000, and amended June 7, 2002, to acquire a 60% interest in a mineral claim block located in the Omineca Mining Division of British Columbia. The optionor is a director of the Company.

In order to earn its interest, the Company must make cash payments and incur exploration expenditures as follows:

     Cash  payments:

-     $1,500  on  execution  of  the  agreement
-     $30,000  by  December  8,  2002
-     $40,000  by  December  8,  2003
-     $50,000  by  December  8,  2004

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.     MINERAL  PROPERTY  (Continued)

Exploration  expenditures:

-     $8,500  by  December  31,  2001
-     A  further  $50,000  by  December  31,  2002
-     A  further  $100,000  by  December  31,  2003
-     A  further  $150,000  by  December  31,  2004
-     A  further  $250,000  by  December  31,  2005


5.     CONTINGENCY

     Mineral  Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.


6.     RELATED  PARTY

The Company paid a management fee of $4,500 (2001 - $4,500) to a company controlled by a director. The management services are on a month to month basis at $750 per month.


7.     PRIOR  PERIOD  ADJUSTMENT

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

We negotiated an extension to our option agreement on June 7, 2002 whereby Mr. Goodall agreed to a six month extension to the dates for completion of the payments required under the option agreement. We paid Mr. Goodall the amount of $1,000 CDN (equal to approximately $630 US as of August 12, 2002) in consideration for this extension. As a result of this extension, we are currently entitled to exercise the option to acquire the 60% interest in the Holy Cross mineral property by completing the following payments to Mr. Goodall and incurring the following required exploration expenditures on the Holy Cross mineral property:

(A) paying to Mr. Goodall an additional aggregate amount of $120,000 in accordance with the following schedule:

     (1)  $10,000  on  or  before  December  8,  2002;
     (2)  $20,000  on  or  before  June  8,  2003;
     (3)  $40,000  on  or  before  June  8,  2004;
     (4)  $50,000  on  or  before  June  8,  2005;  and

(B) incurring an aggregate of an additional $550,000 of property exploration expenditures on the Holy Cross mineral property within the following periods:

     (1)  a  further  $50,000  on  or  before  December  30,  2002;
     (2)  a  further  $100,000  on  or  before  Decemebr  30,  2003;
     (3)  a  further  $150,000  on  or  before  December  30,  2004; and
     (4)  a  further  $250,000  on  or  before  Decemebr  30,  2005.

Plan  of  Operations

Our business plan is to proceed with the exploration of the Holy Cross mineral property to determine whether these mineral claims possess commercially exploitable reserves of gold, subject to our achieving the required financing. We proceeded with phase one of the exploration program recommended by the geological report in 2001. Completion of these exploration expenditures enabled us to meet the exploration expenditure requirement under our option agreement for the period through December 31, 2002.

We are currently assessing whether to proceed to phase two of the recommended geological exploration program based on an assessment of the results of phase one of the geological exploration program. In completing this determination, we are assessing whether the results of phase one are sufficiently positive to enable us to achieve the financing necessary for use to proceed with phase two of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects. As we were unable to complete this determination in the second quarter of 2002 based on concerns as to our ability to complete an equity financing in the current market, we negotiated a six month extension to the deadlines imposes under our option agreement for the Holy Cross mineral property. If we decide to proceed with the second phase of the recommended exploration program based on the results of the first phase, we anticipate that this phase will proceed in the fall of 2002 at the earliest and provided we achieve the required financing.

We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of the phase two exploration program is $90,000 which is in excess of our current cash reserves which were $1,046 as of June 30, 2002. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of the exploration program. We believe that debt financing will not be an alternative for funding phase two of the exploration program. We do not have any arrangements in place for any future equity financing.

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

We require approximately $119,000 to proceed with our plan of operations over the next twelve months if we determine and are able to proceed with phase two of our exploration program. We will require approximately $19,000 to fund our plan of operations over the next twelve months if we do not proceed with phase two of our exploration program. As we had cash in the amount of $1,046 as of June 30, 2002, we do not have sufficient cash reserves to enable us to carry out our stated plan of operations for the next twelve months.

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

Results  Of  Operations  for  Six  months  ending  June  30,  2002

We did not earn any revenues during the six months ending June 30, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $15,170 for the six months ended June 30, 2002, compared to $31,815 for the six months ended June 30, 2001. We incurred professional fees in the amount of $9,719 during the six months ending June 30, 2002, compared to $20,818 for the six months ended June 30, 2001. These professional fees in the first quarter of 2002 were primarily attributable to compliance with our reporting requirements as a reporting company under the Securities Exchange Act of 1934, including the filing of our Annual Report on Form 10-KSB. The reduction from the first two quarters of 2002 compared with 2001 is attributable to the fact that we incurred significant professional fees in connection with the filing of a registration statement under the Securities Act of 1933 during the first two quarters of 2001. We paid an amount of $4,500 in each of the six months ended June 30, 2002 and 2001 to C.H.M. Consulting Inc., a company controlled by Mr. Stephen Barley, our president and a director, in respect of the services of Mr. Barley and administrative office services provided by C.H.M. Consulting Inc. These services are provided at the rate of $750 per month.

We did not incur any mineral claims exploration expenditures during the six months ended June 30, 2002, whereas we incurred mineral claims exploration expenditures in the amount of $5,000 during the six months ended June 30, 2001.

We anticipate that we will not incur increased operating expenses until such time as we achieve the financing required to enable us to pursue further exploration of our optioned mineral property. Our operating expenses will increase if we are able to achieve the required financing and determine to proceed with further exploration.

We incurred a loss of $15,170 for the six months ending June 30, 2002, compared to a loss of $31,815 for the six months ending June 30, 2001. Our loss is entirely attributable to our operating expenses.

Liquidity  And  Capital  Resources

We had cash of $1,046 as of June 30, 2002 compared to cash of $16,545 as of December 31, 2001. We had a working capital deficit of $1,348 as of June 30, 2002 compared to positive working capital of $13,787 as of December 31, 2001.

We will be required to pay to Mr. Goodall an additional $10,000 by December 8, 2002 in order to maintain our option. In addition, we will have to complete exploration expenditures on our property in the amount of $50,000 by December 30, 2002. If we fail to make the required payment and complete the required exploration expenditures, we will lose our interest in the property and we will have no assets.

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

Item  2.     Changes  in  Securities

We did not complete any unregistered sales of our common stock during our fiscal quarter ended June 30, 2002.

Item  3.     Defaults  upon  Senior  Securities

None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending June 30, 2002.

Item  5.     Other  Information

None.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit Number     Description of Exhibit
--------------     ======================
10.1               Extension Agreement between Tuscany Minerals and Geoffrey
                   Goodall dated June  7,  2002(1)
================================================================================


(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
================================================================================


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2002 and we have not filed any Current Reports on Form 8-K since June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:     August  12,  2002


TUSCANY  MINERALS,  LTD.


By:  /s/ J.  STEPHEN  BARLEY
    -------------------------
      J.  STEPHEN  BARLEY
      President,  Secretary  and  Treasurer
      Director



                           SARBANES-OXLEY ACT OF 2002
                            SECTION 906 CERTIFICATION

The undersigned, being the Chief Executive Officer and Chief Financial Officer of Tuscany Minerals, Ltd., hereby certifies that this Quarterly Report on Form 10-QSB of Tuscany Minerals, Ltd. complies with the requirements of the Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Quarterly Report on Form 10-QSB fairly presents in all material respects, the financial condition and results of operations of Tuscany Minerals, Ltd.


/s/ J.  STEPHEN  BARLEY
-----------------------
J.  STEPHEN  BARLEY
Chief  Executive  Officer  and  Chief  Financial  Officer