Form 10KSB/A
period 2001-12-31
TUSCANY MINERALS LTD
filed 2002-09-12
CIK 1128790

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 2 TO FORM 10-KSB


(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  fiscal  year  ended  DECEMBER  31,  2001

[__] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER _______________


                             TUSCANY MINERALS, LTD.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

NEVADA                                          98-0335259
-------------------------------                 ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

2060 Gisby Street
West Vancouver, British Columbia                V7V 4N3
----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)

604-926-4300
--------------------------
Issuer's telephone number


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,538,000 Shares of Common Stock
                                               ---------------------------------

Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

In  General


We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own an option to acquire an interest in the mineral claim described below under the heading "Holy Cross Mineral Property Option Agreement". There is no assurance that a commercially viable mineral deposit exists on our mineral claim. Further exploration will be required before a final evaluation as to the economic and legal feasibility of any mineral reserves that we may discover on our mineral claim can be determined. Our plan of operations is to carry out exploration work on the Holy Cross mineral claim in order to ascertain whether this claim possesses commercially viable mineralized deposit. We have completed the first phase of a planned two-stage exploration work program on the Holy Cross mineral claim. We are currently evaluating whether to proceed with the second phase of this exploration work program based on the results of the first phase and our ability to raise the additional required financing to complete this work. We can provide no assurance to investors that a commercially viable mineralized deposit, or reserve, exists in the Holy Cross mineral claim until further exploratory work is done and an economic evaluation based on such work concludes economic feasibility.


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



In the event that we spend, in any of the above periods, less than the required sum on exploration expenditures, we may, at our option, pay to Mr. Goodall the difference between the amount actually spent and the amount of required exploration expenditures in full satisfaction of the exploration expenditures to be incurred. We would consider paying Mr. Goodall the difference between the amount actually spent and the amount of the required exploration expenditures in the event that (1) we had not incurred the required exploration expenditures, and (2) we did not want our option to terminate. This circumstance could occur where the results of a completed exploration program were positive and warranted further exploration in the opinion of management but the costs incurred in completing the exploration program were less than the amount required to maintain the option. In the event that we spend, in any period, more than the required sum, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in subsequent periods. If we fail to make any required payment or incur any required exploration expenditure, our option will terminate and we will have no further rights to the Holy Cross mineral property. Property exploration expenditures include all costs of acquisition and maintenance of the property, all expenditures on the exploration of the property and all other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the exploration of the property.

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



Noranda Exploration Company discovered the Holy Cross prospect in 1987 during a reconnaissance exploration program. The original claims were staked after rock samples collected from the property returned anomalous concentrations of gold. The process of staking a mineral claim is the physical process of having the perimeter boundary of a mineral claim marked in accordance with the requirements of the British Columbia Mineral Tenure Act. Noranda explored the property during 1988-89 with geological mapping, wide spaced soil sampling, trenching and geophysical surveys. They identified several areas of mineralization with anomalous gold concentrations. Anomalous concentrations of gold refer to concentrations of gold present in minerals that are above normal concentrations. Anomalous concentrations of gold in the area of the Holy Cross prospect are considered to be concentrations above 0.1 grams of gold per ton. Concentrations of gold above 0.5 grams per ton are also considered significant for geological evaluation of the Holy Cross claims. Commercial concentrations of gold in the area of the Holy Cross claims are considered to be an average of 1.0 grams per ton of gold present in approximately 30 million tons of minerals. Additional factors that will determine whether a mineral property will sustain commercial exploitation include access to the property, availability of power and other services, environmental impact and remediation costs, costs of overburden removal, availability of labor force and the accessibility of the viable mineralized deposits from the surface.

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


The Holy Cross claim was staked in February, 2000 by Mr. Geoffrey Goodall to cover the main area of prospective mineralization. Mr. Goodall is the legal owner of title to the mineral claim and no other person has any interest in the mineral claim, other than our interest as a result of the option. The Province of British Columbia owns the land covered by the mineral claim in fee simple. In order to maintain this claim in good standing, we must complete exploration work on the mineral claim or make payments to the Province of British Columbia to maintain the mineral claim in lieu of completing exploration work. Currently, a work value of $100 CDN (approximately $63 US as of March 25, 2002) is required during each of the first two years after a claim is staked and a work value of $200 CDN (approximately $126 US as of March 25, 2002) is required in subsequent years. Based on the exploration work that we completed on the Holy Cross mineral claim in 2001, the expiry date of the Holy Cross mineral claim has been extended. The Holy Cross claim is presently in good standing until February 24, 2003. Further exploration work on the Holy Cross mineral claim must be completed in the amount of $2,000 CDN (approximately $1,260 US as of March 25, 2002) in the year ending February 24, 2003 or this amount must be paid to the Province of British Columbia by February 24, 2003. In subsequent years, exploration work must be completed in the amount of $4,000 CDN (approximately $2,520 US as of March 25, 2002) or this amount paid to the Province of British Columbia in order to maintain the claim in good standing. A maximum of nine years of work credit may be filed on a claim. If the required exploration work is not completed in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within this year, then the mineral claim will lapse and title with revert to the Province of British Columbia.

We are not aware of the reason why the companies that previously explored the mineral claims, including Noranda Exploration Company, Kennecot Canada, Cogema Resources and Phelps Dodge Corporation, terminated their exploration efforts. Reasons for termination could include: (a) a determination that the mineral claims did not host commercial viable mineralized deposits; (b) the failure of each company to recognize the potential of the mineral claims; (c) a determination to pursue more attractive exploration properties elsewhere; and
(d)  internal  company  factors, such as lack of financing or corporate changes.

Geology  of  the  Mineral  Claim

The Holy Cross claim covers three types of rocks - volcanic, sedimentary and intrusive. Gold mineralization is associated with the volcanic package of rocks present on the claim. Intrusive rocks have locally permeated the volcanic rocks resulting in altered characteristics to the host volcanic rock. The alteration style and pattern are indicative of prospective deposits.


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


We received the results of this initial phase of our geological work program in a geological report prepared by Mr. Goodall in 2001. Mr. Goodall concluded in his geological report that the Holy Cross mineral claims represent a classic epithermal style of gold mineralization hosted within volcanic rocks. Epithermal mineralization occurs in regions affected by heated ground water flow that locally alters the minerals present in the host rock and possibly introduces precious metals such as gold. The mineral claims have received sporadic exploration since discovery in 1987. Each exploration campaign on the property has confirmed the presence of gold mineralization. Areas of gold, silver and pathfinder elements have been detected in altered rocks located on a series of knolls covered by the Holy 1 mineral claim. The presence of gold mineralization was evidenced in samples taken from the mineral claims during this initial stage of exploration. Mr. Goodall concluded that at least three areas of gold mineralization have been identified to date and the identification of additional prospects is possible.

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


Stage One Exploration Program - Ground Surveys
----------------------------------------------

Geological mapping, geophysical and geochemical surveys, prospecting:
  Grid Preparation, line cutting                                  $6,000
  Geological mapping                                               7,000
  Geochemical sampling                                            28,000
  Geophysical IP survey                                           30,000
  Travel Expenses                                                  5,000
  Accommodation, board - camp costs                                8,000
  Vehicle and Equipment Rental                                     2,500
  Field Supplies, communications                                   1,500
  Report preparation, result compilation                           2,000
                                                                --------
  Total, Stage One Exploration                                  $ 90,000

Stage Two Exploration Program - Trenching and Diamond Drilling
--------------------------------------------------------------

300 metres trenching, 1000 metres diamond drilling:
  Contact trenching - mechanical excavator                      $ 20,000
  Contract Diamond Drilling, 1000 metres                          40,000
  Geology staff and supervision                                   12,000
  Analyses                                                        22,000
  Accommodation, board - camp costs                               10,000
  Vehicle and Equipment Rental                                     2,500
  Field Supplies, communications                                   1,500
  Report preparation, result compilation                           2,000
                                                                --------
  Total, Stage Two Exploration                                  $110,000

Total Recommended Exploration Program, Holy Cross Property      $200,000
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

Exploration  Expenditures

We have advanced $8,500 on account of exploration expenditures to date. We have not incurred any other exploration expenditures since our incorporation.


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

RISKS  RELATED  TO  OUR  FINANCIAL  CONDITION  AND  BUSINESS  MODEL

If  We  Do  Not  Obtain  Additional  Financing,  Our  Business  Will  Fail


We had cash in the amount of $16,545 as of December 31, 2001. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our optioned mineral property. We will require additional financing in order to complete the
full-recommended  exploration  program.   We  will  also  require  additional
financing if the costs of the exploration of our optioned mineral property are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for gold, investor acceptance of our property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.


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

Because There Is No Assurance That We Will Generate Revenues, We Face A High Risk of Business Failure


We have not even begun the initial stages of exploration of our optioned mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated in October 2000 and to date have been involved primarily in organizational activities and the acquisition of the optioned mineral property. We have not earned any revenues as of the date of this Annual Report and have never been profitable. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the Speculative Nature of Exploration of Mining Properties, There is Substantial Risk that This Business Will Fail

We can provide investors with no assurance that the Holy Cross mineral property contains commercially viable mineralized deposits of gold. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of minerals. Hazards such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. We may also become subject to liability for pollution, cave-ins or hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even  If  We  Discover  Commercial  Reserves  Of Precious Metals On Our Optioned
Mineral Properties, We May Not Be Able to Successfully Obtain Commercial Production

The optioned mineral properties do not contain any known viable mineralized deposits. If our exploration programs are successful in establishing viable mineralized deposits of commercial tonnage and grade, we will require additional funds in order to complete our exploration of the Holy Cross mineral property. At this time, we can provide no assurance to investors that we will be able to do so.

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

Because Access To The Mineral Claim is Often Restricted by Inclement Weather, We Will Be Delayed in Our Exploration and Any Future Mining Efforts


Access to the mineral claim is restricted through most of the year due to snow and storms in the area. As a result, any attempts to test, explore or mine the property is largely limited to the few months out of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts . Such delays can have a significant negative effect on our results of operations.


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

The high and the low bid information for our shares of common stock for each quarter of actual trading were:


          -----------------------------------------------
          QUARTER                 HIGH ($)        LOW ($)
          -----------------------------------------------
          4th Quarter 2001        $5.10           $2.00
          -----------------------------------------------
          1st Quarter 2002        $7.00           $1.50
          -----------------------------------------------

          -----------------------------------------------
          2nd Quarter 2002        $1.50           $1.50
          (to date)
          -----------------------------------------------


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


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Plan  of  Operations


Our business plan is to proceed with the exploration of the Holy Cross mineral property to determine whether these mineral claims possess commercially viable mineralized deposits of gold. We proceeded with phase one of the exploration program recommended by the geological report in 2001 at a cost of $8,500. Completion of these exploration expenditures enabled us to meet the exploration expenditure requirement under our option agreement for the period through December 31, 2001.


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

Results  Of  Operations  for  Year  Ended  December  31,  2001


We did not earn any revenues during the year ended December 31, 2001. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially viable mineralized deposits on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.


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

                                    PART III

ITEM 9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Our executive officers and directors and their respective ages as of May 21, 2002 are as follows:

DIRECTORS:

Name of Director           Age
--------------------       ----
J. Stephen Barley          45
Geoffrey N. Goodall        41

EXECUTIVE OFFICERS:

Name of Officer            Age     Office
--------------------       ----    -------
J. Stephen Barley          45      President, Secretary, Treasurer
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


Mr. Geoffrey N. Goodall is one of our directors. He was appointed to our board of directors on January 5, 2001. Mr. Goodall received his Bachelor of Science, Geology, from the University of British Columbia in 1984. Mr. Goodall is a member of the Association of Professional Engineers and Geoscientists of British Columbia and is a fellow of the Geological Association of Canada. Mr. Goodall worked as a geologist with Fox Geological Services Inc. of Vancouver, British Columbia, Canada from May, 1984 to May, 1997. Mr. Goodall's responsibilities as a geologist with Fox Geological Services Inc. increased throughout this period from conducting geological field surveys to senior geologist in charge of project management. Mr. Goodall's experience covers all aspects of mineral exploration from concept design and implementation of reconnaissance exploration to detailed drilling and preliminary mineral reserve calculations. Mr. Goodall was Vice-President, Exploration of Upland Resources Ltd. of Vancouver, British Columbia, Canada from June, 1997 to

September, 1998. Upland Resources Ltd. is a public company, the shares of which are traded on the Vancouver Stock Exchange. Mr. Goodall was responsible for the design, implementation, and supervision of mineral exploration projects for Upland Resources. Mr. Goodall worked with Homestake Mining Inc. of San Francisco, California from September to December, 1998. Mr. Goodall's work with Homestake was as a contract geologist whose duties included reviewing the exploration programs and operations of Homestake Mining in Bulgaria. Mr. Goodall was also a director of Copper Valley Minerals Ltd., a reporting company under the Securities Exchange Act of 1934 and a company whose shares are traded on the OTC Bulletin Board from August 1999 to September 2001.

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


COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2001 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:


--------------------------------------------------------------------------------
                                Number     Transactions       Known Failures
                                Of Late    Not Timely         To File a Required
Name and Principal Position     Reports    Reported           Form
--------------------------------------------------------------------------------

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


================================================================================
                 Name and address         Number of Shares     Percentage of
Title of class   of beneficial owner      of Common Stock      Common Stock (1)
================================================================================

Common Stock     J. Stephen Barley        6,500,000 shares     51.8%
                 Director, President
                 & CEO
                 2060 Gisby Street
                 West Vancouver, BC
                 Canada  V7V 4N3

Common Stock     Geoffrey N. Goodall      1,000 shares         0.007%
                 Director
                 1315 Arborlynn Drive,
                 North Vancouver, BC
                 Canada  V7J 2V6

Common Stock     All Officers and         6,501,000 shares     51.8%
                 Directors as a Group that
                 consists of two persons

================================================================================
(1) As of May 21, 2002, there were 12,538,000 shares of our common stock issued and outstanding.
================================================================================

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

We retained Mr. Goodall to conduct the first phase of our planned geological work program. We paid $8,500 to Mr. Goodall to conduct the initial phase of our planned geological exploration program in 2001.
We have completed sales of our common stock in private offerings to the following relatives of Mr. Barley:

Name of Relative            Number of Shares        Relationship to Director
----------------            ----------------        ------------------------

Ms. Mary E. Barley               1,000              Mother of J. Stephen Barley

Mr. James W. Barley              1,000              Brother of J. Stephen Barley

Ms. Donna Durning              600,000              Sister of J. Stephen Barley

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits  and  Index  of  Exhibits

Exhibit Number     Description of Exhibit
--------------     ----------------------
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



TUSCANY MINERALS, LTD.


By:  /s/ J. Stephen Barley
     ___________________________________
     J. Stephen Barley
     President, Secretary and Treasurer
     Director
     Date:   September 6, 2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ J. Stephen Barley
     ___________________________________
     J. Stephen Barley
     President, Secretary and Treasurer
     (Principal Executive Officer)
     Director
     Date:   September 6, 2002


By:  /s/ Geoffrey N. Goodall
     ___________________________________
     Geoffrey N. Goodall
     Director
     Date:   September 6, 2002