Form 10QSB
period 2002-09-30
TUSCANY MINERALS LTD
filed 2002-11-14
CIK 1128790

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934
          For  the  quarterly  period  ended  SEPTEMBER  30,  2002

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934
          For  the  transition  period                     to


          Commission  File  Number:     000-32981
                                        ---------

                             TUSCANY MINERALS, LTD.
          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)


NEVADA                                  98-0335259
--------------------------------        -------------
(State  or other jurisdiction of        (IRS Employer
incorporation  or  organization)
        Identification No.)

2060  GISBY  STREET,  WEST  VANCOUVER,
BRITISH  COLUMBIA,  CANADA              V7V  4N3
--------------------------------------  --------
(Address of principal executive offices)(Zip  Code)

Issuer's  telephone  number,
 including  area  code:                 604-926-4300
                                        ------------

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,538,000 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF NOVEMBER 8, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                             TUSCANY MINERALS, LTD.
                         (AN EXPLORATION STAGE COMPANY)


                          INTERIM FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (STATED IN U.S. DOLLARS)

                             TUSCANY MINERALS, LTD.
                         (AN EXPLORATION STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



-----------------------------------------------------------

                                 SEPTEMBER 30  DECEMBER 31
                                         2002         2001
-----------------------------------------------------------
ASSETS

CURRENT
  Cash                               $    456   $ 16,545
MINERAL PROPERTY INTEREST (Note 4)         -          -
                                     --------------------


                                    $    456   $ 16,545
=========================================================


LIABILITIES

CURRENT
  Accounts payable and
  accrued liabilities               $  7,300   $  2,758
  Note payable (Note 7)                  638          -
                                    --------------------
                                       7,938      2,758
                                    --------------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK
  Authorized:
    100,000,000 Common shares,
    par value $0.001 per share

  Issued and outstanding:
    12,538,000 Common shares          12,538     12,538

  Additional paid-in capital          63,462     63,462

DEFICIT ACCUMULATED DURING
 THE EXPLORATION STAGE               (83,405)   (62,121)

CUMULATIVE TRANSLATION ADJUSTMENT        (77)       (92)
                                     --------------------
                                      (7,482)    13,787
                                     --------------------
                                    $    456   $ 16,545
=========================================================

                             TUSCANY MINERALS, LTD.

                         (AN EXPLORATION STAGE COMPANY)
                STATEMENT OF LOSS AND DEFICIT (RESTATED - NOTE 8)
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


-----------------------------------------------------------------------------------------------
                                                                                PERIOD FROM
                                                                                   DATE OF
                                                                               ORGANIZATION
                                                                                  OCTOBER 5
                                 THREE MONTHS ENDED          NINE MONTHS ENDED     2000 TO
                                     SEPTEMBER 30               SEPTEMBER 30     SEPTEMBER 30
                                 2002          2001          2002          2001        2002
-----------------------------------------------------------------------------------------------

EXPENSES
  Office and sundry          $        37   $        87   $       123   $       174   $  1,553
  Professional fees                3,189         8,604        12,908        29,422     51,809
  Mineral property
   option payment                    638             -         1,298             -      3,428
  Mineral property
   exploration expenditure             -             -             -         5,000      8,500
  Filing and stock
   transfer fees                       -             -           205         1,410      1,615
  Management fee                   2,250         3,000         6,750         7,500     16,500
                              -----------------------------------------------------------------
NET LOSS FOR THE PERIOD            6,114        11,691        21,284        43,506   $ 83,405
                              -------------------------------------------------------==========

DEFICIT ACCUMULATED DURING
 THE EXPLORATION STAGE,
 BEGINNING OF PERIOD,
 as previously reported           77,291        39,125        62,121         5,810
PRIOR PERIOD ADJUSTMENT
 (Note 8)                              -             -             -         1,500
                              -----------------------------------------------------

DEFICIT ACCUMULATED DURING
 THE EXPLORATION STAGE,
 BEGINNING OF PERIOD,
 as restated                      77,291        39,125        62,121         7,310
                              -----------------------------------------------------

DEFICIT ACCUMULATED DURING
 THE EXPLORATION STAGE,
 END OF PERIOD               $    83,405   $    50,816   $    83,405   $    50,816
===================================================================================
BASIC AND DILUTED
 LOSS PER SHARE              $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)
===================================================================================
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING        12,538,000    12,538,000    12,538,000    12,538,000
===================================================================================

COMPREHENSIVE INCOME
  Net loss for the period    $    (6,114)  $   (11,691)  $   (21,284)  $   (43,506)  $(83,405)


  Foreign currency
  translation adjustment             (20)         (413)          (77)         (332)       (77)
                             ------------------------------------------------------------------
TOTAL COMPREHENSIVE LOSS     $    (6,134)  $   (12,104)  $   (21,361)  $   (43,838)  $(83,482)
===============================================================================================

                             TUSCANY MINERALS, LTD.
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



-------------------------------------------------------------------------------------
                                                                     PERIOD FROM
                                                                       DATE OF
                                                                    ORGANIZATION
                                                                       OCTOBER 5
                               THREE MONTHS ENDED   NINE MONTHS ENDED   2000 TO
                                 SEPTEMBER 30         SEPTEMBER 30    SEPTEMBER 30
                               2002      2001       2002       2001      2002
-------------------------------------------------------------------------------------

CASH FLOWS FROM
 OPERATING ACTIVITY
  Net loss for the period    $(6,114)  $(11,691)  $(21,284)  $(43,506) $(83,405)

ADJUSTMENTS TO RECONCILE
 NET LOSS TO NET CASH
 USED BY OPERATING ACTIVITY
  Prepaid exploration
   advances                        -          -          -        750         -
  Accounts payable and
   accrued liabilities         4,906     (3,188)     4,542       (114)    7,300
  Note payable                   638          -        638          -       638
                             ----------------------------------------------------

                                (570)   (14,879)   (16,104)   (42,870)  (75,467)
                             ----------------------------------------------------


CASH FLOWS FROM
 FINANCING ACTIVITY
  Share subscriptions              -          -          -          -     76,000
                             ----------------------------------------------------

EFFECT OF EXCHANGE
 RATE CHANGES ON CASH            (20)      (413)        15       (745)       (77)
                             ----------------------------------------------------

(DECREASE) INCREASE IN CASH     (590)   (15,292)   (16,089)   (43,615)       456

CASH, BEGINNING OF PERIOD      1,046     39,337     16,545     67,660          -
                             ----------------------------------------------------

CASH, END OF PERIOD          $   456   $ 24,045   $    456   $ 24,045   $    456
=================================================================================

                             TUSCANY MINERALS, LTD.
                         (AN EXPLORATION STAGE COMPANY)

             STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED - NOTE 8)

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)




                                         COMMON STOCK
                                         ============
                                                  ADDITIONAL        CUMULATIVE
                                                  PAID-IN           TRANSLATION
                              SHARES      AMOUNT  CAPITAL  DEFICIT  ADJUSTMENT  TOTAL
                              ----------------------------------------------------------
November - Shares issued
 for cash at $0.001            6,500,000  $ 6,500  $     -  $      -   $   -   $  6,500

November - Shares issued
 for cash at $0.01             6,000,000    6,000   54,000         -       -     60,000

December - Shares issued
 for cash at $0.25                38,000       38    9,462         -       -      9,500

Translation adjustment                 -        -        -         -     660        660

Net loss for the period,
 as

 restated (Note 8)                  -        -        -    (7,310)      -     (7,310)
                              ----------------------------------------------------------

Balance, December 31, 2000    12,538,000   12,538   63,462    (7,310)    660     69,350

Translation adjustment                 -        -        -         -    (752)      (752)

Net loss for the year                  -        -        -   (54,811)      -    (54,811)
                              ----------------------------------------------------------

Balance, December 31, 2001    12,538,000   12,538   63,462   (62,121)    (92)    13,787

Translation adjustment                 -        -        -         -      15         15

Net loss for the period                -        -        -   (21,284)      -    (21,284)
                              ----------------------------------------------------------

Balance, September 30, 2002   12,538,000  $12,538  $63,462  $(83,405)  $ (77)  $ (7,482)
                              ==========================================================


                             TUSCANY MINERALS, LTD.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of September 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.


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

As shown in the accompanying financial statements, the Company has incurred a net loss of $83,405 for the period from October 5, 2000 (inception) to September 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                             TUSCANY MINERALS, LTD.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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

                             TUSCANY MINERALS, LTD.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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


4.     MINERAL  PROPERTY  INTEREST

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

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

4.     MINERAL  PROPERTY  (Continued)

Exploration  expenditures:

-     $8,500  by  December  31,  2001
-     A  further  $50,000  by  December  31,  2002
-     A  further  $100,000  by  December  31,  2003
-     A  further  $150,000  by  December  31,  2004
-     A  further  $250,000  by  December  31,  2005


5.     CONTINGENCY

     Mineral  Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 4.


6.     RELATED  PARTY

The Company paid a management fee of $6,750 (2001 - $6,750) to a company controlled by a director. The management services are on a month to month basis at $750 per month.


7.     NOTE  PAYABLE

The note payable is due to a company controlled by a director and is unsecured, payable on demand and bears interest at 8% per annum.


8.     PRIOR  PERIOD  ADJUSTMENT

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

(B) incurring an aggregate of an additional $550,000 of property exploration expenditures on the Holy Cross mineral property within the following periods:

     (1)  a  further  $50,000  on  or  before  December  30,  2002;
     (2)  a  further  $100,000  on  or  before  December  30,  2003;
     (3)  a  further  $150,000  on  or  before  December  30,  2004;  and
     (4)  a  further  $250,000  on  or  before  December  30,  2005.

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

We are currently assessing whether to proceed to phase two of the recommended geological exploration program based on an assessment of the results of phase one of the geological exploration program. In completing this determination, we are assessing whether the results of phase one are sufficiently positive to enable us to achieve the financing necessary for use to proceed with phase two of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects. As we were unable to complete this determination in the second quarter of 2002 based on concerns as to our ability to complete an equity financing in the current market, we negotiated a six month extension to the deadlines imposes under our option agreement for the Holy Cross mineral property. If we decide to proceed with the second phase of the recommended exploration program based on the results of the first phase, we anticipate that this phase will proceed in the late spring of 2003 at the earliest due to snow conditions during the winter months on the Holy Cross mineral property and provided we achieve the required financing.

We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of the phase two exploration program is $90,000 which is in excess of our current cash reserves which were $456 as of September 30, 2002. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of the exploration program. We believe that debt financing will not be an alternative for funding phase two of the exploration program. We do not have any arrangements in place for any future equity financing.

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

We require approximately $119,000 to proceed with our plan of operations over the next twelve months if we determine and are able to proceed with phase two of our exploration program. We will require approximately $19,000 to fund our plan of operations over the next twelve months if we do not proceed with phase two of
our  exploration program.   As we had cash in the
amount of $456 as of September 30, 2002, we do not have sufficient cash reserves to enable us to carry out our stated plan of operations for the next twelve months.

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

RESULTS  OF  OPERATIONS  FOR  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002

We did not earn any revenues during the nine months ended September 30, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $21,284 for the nine months ended September 30, 2002, compared to $43,506 for the nine months ended September 30, 2001. We incurred professional fees in the amount of $12,908 during the nine months ended September 30, 2002, compared to $29,422 for the nine months ended September 30, 2001. These professional fees in the first nine months of 2002 were primarily attributable to compliance with our reporting requirements as a reporting company under the Securities Exchange Act of 1934, including the filing of our Annual Report on Form 10-KSB. The reduction from the first three quarters of 2002 compared with 2001 is attributable to the fact that we incurred significant professional fees in connection with the filing of a registration statement under the Securities Act of 1933 during the first three quarters of 2001. We paid or accrued an amount of $6,750 in the nine months ended September 30, 2002 to C.H.M. Consulting Inc., a company controlled by Mr. Stephen Barley, our president and a director, in respect of the services of Mr. Barley and administrative office services provided by C.H.M. Consulting Inc. These services are provided at the rate of $750 per month.

We did not incur any mineral claims exploration expenditures during the nine months ended September 30, 2002, whereas we incurred mineral claims exploration expenditures in the amount of $5,000 during the nine months ended September 30, 2001. We incurred an expense of $638 during the three months ended September 30, 2002 in connection with obtaining an extension to our option agreement.

We anticipate that we will not incur increased operating expenses until such time as we achieve the financing required to enable us to pursue further exploration of our optioned mineral property. Our operating expenses will increase if we are able to achieve the required financing and determine to proceed with further exploration.

We incurred a loss of $21,284 for the nine months ended September 30, 2002, compared to a loss of $43,506 for the nine months ended September 30, 2001. Our loss is entirely attributable to our operating expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $456 as of September 30, 2002 compared to cash of $16,545 as of December 31, 2001. We had a working capital deficit of $7,482 as of September 30, 2002 compared to positive working capital of $13,787 as of December 31, 2001.

We will be required to pay to Mr. Goodall an additional $10,000 by December 8, 2002 in order to maintain our option. In addition, we will have to complete exploration expenditures on our property in the amount of $50,000 by December 30, 2002. If we fail to make the required payment and complete the required exploration expenditures or are unsuccessful in renegotiating the terms of the option agreement, we will lose our interest in the property and we will have no assets.

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


ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. J. Stephen Barley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange

Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM  2.     CHANGES  IN  SECURITIES

We did not complete any unregistered sales of our common stock during our fiscal quarter ended September 30, 2002.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.

ITEM  5.     OTHER  INFORMATION

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


EXHIBIT NUMBER DESCRIPTION OF EXHIBIT
-------------- -----------------------------------------------------------------
99.1           Certification  of  Chief  Executive  Officer  and Chief Financial
               Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002 and we have not filed any Current Reports on Form 8-K since
September  30,  2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:     November  13,  2002


TUSCANY  MINERALS,  LTD.



By: /s/ J. STEPHEN BARLEY
   -----------------------------
   J. STEPHEN BARLEY
   President,  Secretary  and  Treasurer
   Director

                                 CERTIFICATIONS

I, J. STEPHEN BARLEY, Chief Executive Officer and Chief Financial Officer of Tuscany Minerals, Ltd. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form10-QSB of Tuscany Minerals, Ltd.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November  13,  2002        /s/ J. STEPHEN BARLEY
                                   ___________________________________
                                   (Signature)

                                   PRESIDENT  AND  CHIEF  EXECUTIVE  OFFICER
                                   TREASURER  AND  CHIEF  FINANCIAL  OFFICER
                                   -----------------------------------------
                                   (Title)