Form 10KSB/A
period 2001-12-31
TUSCANY MINERALS LTD
filed 2002-12-10
CIK 1128790

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 3 TO FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  fiscal  year  ended  DECEMBER  31,  2001

[_] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER ______________


                             TUSCANY MINERALS, LTD.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

NEVADA                                         98-0335259
-----------------------------                  -------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)

2060 Gisby Street
West Vancouver, British Columbia               V7V 4N3
----------------------------------------       -----------
(Address of principal executive offices)       (Zip Code)

604-926-4300
-------------------------
Issuer's telephone number


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

State  issuer's  revenues  for  its  most  recent  fiscal  year   NIL
                                                                  ----
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $34,712,750 as of May 28, 2002

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,538,000 Shares of Common Stock
                                               ---------------------------------

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


Upon acquiring a 60% interest in the Holy Cross mineral property by exercise of our option, we will enter into a joint venture agreement with Mr. Goodall for the purpose of conducting further exploration for a commercially viable mineralized orebody on the Holy Cross mineral property.


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


Noranda Exploration Company discovered the Holy Cross prospect in 1987 during a reconnaissance exploration program. The original claims were staked after preliminary exploration investigations had been completed. The process of staking a mineral claim is the physical process of having the perimeter boundary of a mineral claim marked in accordance with the requirements of the British Columbia Mineral Tenure Act. Noranda explored the property during 1988-89 with geological mapping, wide spaced soil sampling, trenching and geophysical surveys. They identified several areas of mineralization with anomalous gold concentrations. Anomalous concentrations of gold refer to concentrations of gold present in minerals that are above normal concentrations. Anomalous concentrations of gold in the area of the Holy Cross prospect are considered to be concentrations above 0.1 grams of gold per ton. Concentrations of gold above
0.5 grams per ton are also considered significant for geological evaluation of the Holy Cross claims. Commercial concentrations of gold in the area of the Holy Cross claims are considered to be an average of 1.0 grams per ton of gold present in approximately 30 million tons of minerals. Additional factors that will determine whether a mineral property will sustain commercial exploitation include access to the property, availability of power and other services, environmental impact and remediation costs, costs of overburden removal, availability of labor force and the accessibility of the viable mineralized deposits from the surface.


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


Stage One Exploration Program - Ground Surveys
----------------------------------------------

Geological mapping, geophysical and geochemical surveys, prospecting:
  Grid Preparation, line cutting                                   $6,000
  Geological mapping                                                7,000
  Geochemical sampling                                             28,000
  Geophysical IP survey                                            30,000
  Travel Expenses                                                   5,000
  Accommodation, board - camp costs                                 8,000
  Vehicle and Equipment Rental                                      2,500
  Field Supplies, communications                                    1,500
  Report preparation, result compilation                            2,000
                                                                 --------
  Total, Stage One Exploration                                    $90,000

Stage Two Exploration Program - Trenching and Diamond Drilling
--------------------------------------------------------------

300 metres trenching, 1000 metres diamond drilling:
  Contact trenching - mechanical excavator                        $20,000
  Contract Diamond Drilling, 1000 metres                           40,000
  Geology staff and supervision                                    12,000
  Analyses                                                         22,000
  Accommodation, board - camp costs                                10,000
  Vehicle and Equipment Rental                                      2,500
  Field Supplies, communications                                    1,500
  Report preparation, result compilation                            2,000
                                                                 --------
  Total, Stage Two Exploration                                   $110,000

Total Recommended Exploration Program, Holy Cross Property       $200,000
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

The high and the low bid information for our shares of common stock for each quarter of actual trading were:


          ----------------------------------------------
              QUARTER              HIGH ($)      LOW ($)
          ----------------------------------------------
          4th Quarter 2001          $5.10        $2.00
          ----------------------------------------------
          1st Quarter 2002          $7.00        $1.50
          ----------------------------------------------

          ----------------------------------------------
          2nd Quarter 2002          $1.50        $1.50
              (to date)
          ----------------------------------------------

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

                                    PART III

ITEM 9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Our executive officers and directors and their respective ages as of May 21, 2002 are as follows:

DIRECTORS:

Name of Director             Age
-------------------          -----
J. Stephen Barley            45
Geoffrey N. Goodall          41

EXECUTIVE OFFICERS:

Name of Officer              Age     Office
-------------------          -----   -------
J. Stephen Barley            45      President, Secretary, Treasurer
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

We have completed sales of our common stock in private offerings to the following relatives of Mr. Barley:

Name of Relative          Number of Shares          Relationship to Director
----------------          ----------------          ------------------------

Ms. Mary E. Barley             1,000                Mother of J. Stephen Barley

Mr. James W. Barley            1,000                Brother of J. Stephen Barley

Ms. Donna Durning            600,000                Sister of J. Stephen Barley

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits and Index of Exhibits

Exhibit Number                       Description of Exhibit
--------------     -------------------------------------------------------------
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

     Date:  December 3, 2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ J. Stephen Barley
     ___________________________________
     J. Stephen Barley
     President, Secretary and Treasurer
     (Principal Executive Officer)
     Director

     Date:  December 3, 2002




By:  /s/ Geoffrey N. Goodall
     ___________________________________
     Geoffrey N. Goodall
     Director

     Date:  December 3, 2002