Form 10KSB/A
period 2001-12-31
TUSCANY MINERALS LTD
filed 2003-02-20
CIK 1128790

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 4 TO FORM 10-KSB


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


                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)

                                                         MORGAN & COMPANY
                                                         CHARTERED ACCOUNTANTS


                                AUDITORS' REPORT



To the Shareholders
Tuscany Minerals, Ltd.
(An exploration stage company)


We have audited the balance sheets of Tuscany Minerals, Ltd. (an exploration stage company) as at December 31, 2001 and 2000, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the year ended December 31, 2001, for the period from inception, October 5, 2000, to December 31, 2000, and for the cumulative period from inception, October 5, 2000, to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000, and the results of its operations and cash flows for the periods indicated, in accordance with United States generally accepted accounting principles.


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
==========================================================

                             TUSCANY  MINERALS,  LTD.
                         (An Exploration Stage Company)

               STATEMENTS OF LOSS AND DEFICIT (RESTATED - NOTE 6)
                            (Stated in U.S. Dollars)


------------------------------------------------------------------------
                                                            CUMULATIVE
                                             PERIOD FROM   PERIOD FROM
                                               DATE OF        DATE OF
                                             ORGANIZATION  ORGANIZATION
                                    YEAR       OCTOBER 5     OCTOBER 5
                                    ENDED       2000 TO       2000 TO
                                  DECEMBER 31  DECEMBER 31  DECEMBER 31
                                      2001         2000        2001
------------------------------------------------------------------------


Expenses
  Office and sundry               $       492   $      938   $  1,430
  Professional fees                    34,029        4,872     38,901

  Mineral property option
   payment (Note 3)                       630        1,500      2,130

  Mineral property exploration
   expenditure                          8,500            -      8,500
  Filing and stock transfer fees        1,410            -      1,410
  Management fee                        9,750            -      9,750
                                  -----------   ----------   ---------
Net Loss For The Period                54,811        7,310   $ 62,121
                                  -----------   ----------   =========
Deficit Accumulated During The
 Exploration Stage, Beginning Of
 Period, as previously reported         5,810            -

Prior Period Adjustment (Note 6)        1,500            -
                                  -----------   ----------
Deficit Accumulated During The
 Exploration Stage, Beginning
 Of Period, as restated                 7,310            -
                                  -----------   ----------
Deficit Accumulated During
The Exploration Stage,
End Of Period                     $    62,121   $    7,310
===========================================================

Net Loss Per Share                $     (0.01)  $    (0.01)
===========================================================

Weighted Average Number
Of Shares Outstanding              12,538,000    8,350,574
===========================================================
Comprehensive Income
  Net loss for the period         $   (54,181)  $   (7,310)  $(61,491)
  Foreign currency translation
   adjustment                             (92)         660        (92)
                                  -----------   ----------   ---------
Total Comprehensive Loss          $   (54,273)  $   (6,650)  $(61,583)
=======================================================================

                                       TUSCANY  MINERALS,  LTD.
                                    (An Exploration Stage Company)

                        STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED - NOTE 6)

                                      DECEMBER 31, 2001 AND 2000
                                       (Stated in U.S. Dollars)




                             Common Stock
                      --------------------------
                                                    Deficit
                                                  Accumulated
                                      Additional  During The   Cumulative
                                         Paid-In  Exploration  Translation
                       Shares    Amount  Capital      Stage    Adjustment  Total
                      ----------------------------------------------------------

November - Shares
 issued for cash
 at $0.001             6,500,000  $ 6,500  $     -  $      -   $    -  $  6,500

November - Shares
 issued for cash
 at $0.01              6,000,000    6,000   54,000         -        -    60,000

December - Shares
 issued for cash
 at $0.25                 38,000       38    9,462         -        -     9,500

Translation
 adjustment                    -        -        -         -      660       660

Net loss for the
 period, as restated
 (Note 6)                      -        -        -    (7,310)       -    (7,310)
                      ----------------------------------------------------------
Balance, December
 31, 2000             12,538,000   12,538   63,462    (7,310)     660    69,350

Translation
 adjustment                    -        -        -         -     (752)     (752)

Net loss for the year          -        -        -   (54,811)       -   (54,811)
                      ----------------------------------------------------------

Balance, December
 31, 2001             $12,538,000 $12,538  $63,462  $(62,121)  $  (92) $ 13,787
================================================================================

                             TUSCANY  MINERALS,  LTD.
                         (An Exploration Stage Company)

                  STATEMENTS OF CASH FLOWS (RESTATED - NOTE 6)
                            (Stated in U.S. Dollars)



---------------------------------------------------------------------
                                                         CUMULATIVE
                                           PERIOD FROM   PERIOD FROM
                                            DATE OF        DATE OF
                                          ORGANIZATION   ORGANIZATION
                                 YEAR      OCTOBER 5      OCTOBER 5
                                 ENDED      2000 TO        2000 TO
                              DECEMBER 31  DECEMBER 31    DECEMBER 31
                                 2001         2000           2001
---------------------------------------------------------------------


Cash Flows From Operating
Activity
  Net loss for the period,
  as restated (Note 6)         $(54,811)     $(7,310)     $(62,121)

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activity
  Prepaid exploration advances    4,250       (4,250)            -
  Accounts payable                  198        2,560         2,758
                               ------------------------------------
                                (50,363)      (9,000)      (59,363)
                               ------------------------------------

Cash Flows From Financing
Activity
  Share subscriptions                 -       76,000        76,000
                               ------------------------------------
Effect Of Exchange Rate
 Changes On Cash                   (752)         660           (92)
                               ------------------------------------
(Decrease) Increase In Cash     (51,115)      67,660        16,545

Cash, Beginning Of Period        67,660            -             -
                               ------------------------------------

Cash, End Of Period            $ 16,545      $67,660      $ 16,545
===================================================================

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of May 21, 2002 are as follows:

DIRECTORS:

Name of Director             Age
-------------------          ----
J. Stephen Barley            45
Geoffrey N. Goodall          41

EXECUTIVE OFFICERS:

Name of Officer              Age     Office
-------------------          -----   -------
J. Stephen Barley            45      President, Secretary, Treasurer
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

   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form SB-2 Registration Statement, as amended on June 25, 2001.

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

     Date:  February 18, 2003



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ J. Stephen Barley
     ___________________________________
     J. Stephen Barley
     President, Secretary and Treasurer
     (Principal Executive Officer)
     Director

     Date:  February 18, 2003




By:  /s/ Geoffrey N. Goodall
     ___________________________________
     Geoffrey N. Goodall
     Director

     Date:  February 18, 2003

                                 CERTIFICATIONS*

I, J. STEPHEN BARLEY, certify that;

1. I have reviewed this annual report on Form 10-KSB of Tuscany Minerals, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


                                   /s/ J. Stephen Barley
Date:  February 18, 2003           ___________________________________
       -----------------
                                   (Signature)

                                   Chief Executive Officer &
                                   Chief Financial Officer
                                   ___________________________________
                                   (Title)

*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.