Form 10KSB
period 2002-12-31
TUSCANY MINERALS LTD
filed 2003-03-31
CIK 1128790

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark  One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  fiscal  year  ended  DECEMBER  31,  2002

[__] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER      000-32981
                              ---------


                             TUSCANY MINERALS, LTD.
                             ----------------------
                 (Name of small business issuer in its charter)

NEVADA                                     98-0335259
------------------------------             ------------------
(State  or other jurisdiction              (I.R.S. Employer
of incorporation or organization)          Identification  No.)

2060  Gisby  Street
West  Vancouver,  British  Columbia        V7V 4N3
-----------------------------------        --------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year   NIL
                                                                  ---
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $8,149,950 as of February 28, 2003. State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,538,000 Shares of Common Stock.
                                         -------------------------------------

Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                             TUSCANY MINERALS, LTD.
                                   FORM 10-KSB

                                      INDEX

                                                                            PAGE
PART  I

Item  1.     Description  Of  Business.                                     3

Item  2.     Description  Of  Property.                                     8

Item  3.     Legal  Proceedings.                                            8

Item  4.     Submission Of Matters To A Vote Of  Security Holders.          8


PART  II

Item  5.     Market  For  Common Equity And Related Stockholder Matters.    9

Item  6.     Management's Discussion And Analysis Or Plan Of Operation.    10

Item  7.     Financial  Statements.                                        12

Item  8.     Changes  In  And  Disagreements  With Accountants
             On Accounting And Financial  Disclosure.                      12


PART  III

Item  9.     Directors,  Executive  Officers,  Promoters
             And  Control  Persons; Compliance  With  Section
             16(A)  Of  The  Exchange  Act.                                13

Item  10.     Executive  Compensation.                                     14

Item  11.     Security  Ownership  Of Certain Beneficial
              Owners And Management.                                     15

Item  12.     Certain  Relationships  And  Related  Transactions.        16

Item  13.     Exhibits  And  Reports  On  Form  8-K.                     17

Item  14.     Controls  And  Procedures.                                 18

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

In  General

We are an exploration stage company that has to date been engaged in the acquisition and exploration of mineral properties. We formerly owned an option to acquire an interest in the mineral claim described below under the heading "Holy Cross Mineral Property Option Agreement". We were unable to maintain our interest in this mineral claim due to our inability to raise financing to pursue exploration of the mineral claim. As a consequence of the termination of our option, we currently have no business assets or properties.

Our current plan of operations is to acquire an interest in either a new prospective or existing mineral property or a prospective or producing oil and gas property. We are currently in negotiations with two separate parties. We have not entered into any definitive agreements to date and there is no assurance that we will be able to enter into any definitive agreements. We anticipate that any agreements that we are able to enter into will require that we raise additional financing in order to acquire an interest in a new oil and gas property or a new mineral property and to fund additional development work on the new property. There is no assurance that we would be able to achieve the necessary financing to pursue our plan of operations.

Organization

We  were  incorporated on October 5, 2000 under the laws of the state of Nevada.

We  acquired  an  option  to acquire an interest in the Holy Cross mineral claim
situated in the Province of British Columbia, Canada on December 8, 2000.   This
option  was terminated by agreement on November 18, 2002.

Our  Current  Plan  of  Operations

We  currently  have  no  business  assets  or  revenue  generating  properties.

Our current plan of operations is to seek out the acquisition of an interest in a prospective or existing mineral property or a prospective or producing oil and gas property. As we have minimal capital, it is unlikely that we will be able to acquire an interest in more than one property.

We have entered into negotiations with the owner of a mineral property in the State of Colorado that includes a currently inactive gold mine. These negotiations are in the preliminary stages and no definitive agreement has been entered into. The contemplated transaction would involve an acquisition by us of the property that would be conditional upon us raising substantial financing in order to pay the purchase price to the current owner. There is no assurance that a definitive agreement will be concluded on these terms. Further, there is no assurance that we would be able to raise the necessary financing required to enable us to complete an acquisition of an interest in this property or to place the property into production. In addition, even if a definitive agreement is executed, the agreement will be subject to the completion by us of due diligence investigations on the property.

We have entered into negotiations with a Texas based group of investors for the acquisition of targeted producing oil and gas properties. The strategy contemplated in the acquisitions would be to target selected properties that are considered to be of merit and that require enhancement work in order to commence production. Funds would be raised to acquire an interest in the targeted properties and to fund the necessary work. Revenues from the properties would then be used to fund our operations and provide a return on investment to the investors. These negotiations are in the preliminary stages and no definitive agreement has been entered into with either any financing group or any property owners. There is no assurance that any definitive agreement will be concluded on these terms. Further, there is no assurance that we would be able to raise the necessary financing required to enable us to complete the acquisition of any interest in an oil and gas property. In addition, even we were able to acquire an interest in an oil and gas property and achieve the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

Holy  Cross  Mineral  Property  Option  Agreement

We previously obtained an option to acquire a 60% interest in a twenty-unit mineral claim situated in the Omineca Mining Division in the Province of British Columbia, Canada. This mineral claim was referred to by us as the Holy Cross mineral property.

We obtained our interest in the Holy Cross mineral property pursuant to an option agreement dated December 8, 2000 between Mr. Geoffrey N. Goodall and ourselves. Mr. Goodall is the owner of the Holy Cross mineral property and has been one of our directors since January 5, 2001.

We negotiated an extension to our option agreement on June 7, 2002 whereby Mr. Goodall agreed to a six month extension to the dates for completion of the payments required under the option agreement. As a result of this extension, we were entitled to exercise the option to acquire the 60% interest in the Holy Cross mineral property by completing the following payments to Mr. Goodall and incurring the following required exploration expenditures on the Holy Cross mineral property:

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

We completed an initial exploration program on the Holy Cross mineral property in 2001. However, we were unable to raise additional financing either to pay the $10,000 due to Mr. Goodall on December 8, 2002 or to incur exploration expenditures of $50,000 by December 31, 2002. As a result, we were unable to satisfy the conditions required for us to retain our interest in the option for the Holy Cross mineral claims. The option agreement and our interest in the Holy Cross mineral claims was terminated by agreement with Mr. Goodall on November 18, 2002. We agreed to the early termination at Mr. Goodall's request in order to be released from certain post-termination obligations to which we would have been subject had the option agreement terminated in accordance with its terms on December 8, 2002. Under the terms of termination agreement ,we have no further liability to Mr. Goodall under the option agreement or otherwise in respect of the Holy Cross mineral claims.

Competitive  Conditions

We are a junior mineral resource exploration company engaged in the business of mineral exploration and/or oil and gas exploration. We compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete for mineral properties of merit with other junior exploration companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring the mineral or oil and gas properties.

Many of the junior resource exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact on our ability to finance property acquisitions and further exploration.

Compliance  with  Government  Regulation

We will not know the government regulations with which we must comply until such time as we acquire an interest in a new property. Similarly, we will not be able to assess the cost of compliance with government regulations until we acquire an interest in a new property. If we are successful in acquiring an interest in a new property, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration and development of minerals and/ or oil and gas in the United States generally and in any state in which we carry out exploration. Exploitation and development of minerals and oil and gas properties may require prior approval of applicable governmental regulatory agencies. There can be no assurance that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

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

Exploration  Expenditures



We  have  incurred  exploration  expenditures  in  the amount of $8,500 to date.

Subsidiaries

We  do  not  have  any  subsidiaries.

Patents  and  Trademarks

We  do  not  own,  either  legally  or  beneficially,  any  patent or trademark.

Risk  Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, the other information in this Form 10-KSB Annual Report and other information contained in our filings with the United States Securities and Exchange Commission before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

RISKS  RELATED  TO  OUR  FINANCIAL  CONDITION  AND  BUSINESS  MODEL

If  We  Do  Not  Obtain  Additional  Financing,  Our  Business  Will  Fail

We had cash in the amount of $347 and a working capital deficit of $11,169 as of December 31, 2002. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the acquisition of a new prospective mineral or prospective oil and/ or gas property. Our acquisition of an interest in a new property will be subject to our achieving the financing necessary for us to acquire the interest. We will also require additional financing in order to carry out exploration or production of any property in which we are able to acquire an interest. We will require additional financing to sustain our business operations in view of the fact that we will incur the cost of acquisition and additional development prior to achieving revenues. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of our prospective property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

Because There Is No Assurance That We Will Generate Revenues, We Face A High Risk of Business Failure

We do not have an interest in any business or revenue generating properties. We were incorporated in October 2000 and to date have been involved primarily in organizational activities and the acquisition and exploration of an optioned mineral property in which we no longer have an interest. We have not earned any revenues as of the date of this Annual Report and have never been profitable. Prior to our being able to generate revenues, we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the Speculative Nature of Exploration of Mining Properties, There is Substantial Risk that This Business Will Fail

We can provide investors with no assurance that any new property that we acquire an interest in will contain commercially exploitable reserves of minerals or oil and gas. Exploration for natural resources is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of properties in which we may acquire an interest may not result in the discovery of commercial quantities of minerals and oil and gas. Hazards such as unusual or unexpected geological formations and other conditions are involved in mineral and oil and gas exploration and often result in unsuccessful exploration efforts. We may also become subject to liability for pollution, cave-ins or hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even If We Discover Commercial Reserves, We May Not Be Able to Successfully Obtain Commercial Production

Even if we are successful in acquiring an interest in a property that has proven commercial reserves of minerals or oil and gas, we will require additional funds in order to place the property into commercial production. We can provide no assurance to investors that we will be able generate revenues from any property that we may acquire that may be shown to possess commercial reserves of minerals or oil and gas.

RISKS  RELATED  TO  OUR  MARKET  AND  STRATEGY

If We Are Unable To Hire And Retain Key Personnel, We May Not Be Able To Implement Our Business Plan And Our Business Will Fail

Our success will be largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as mineral and oil and gas exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed would have a significant negative effect on our business.


Because Our Sole Executive Officer Does Not Have Formal Training Specific To The Technicalities Of Mineral or Oil and Gas Exploration, There Is A Higher Risk Our Business Will Fail

While Mr. Stephen Barley, our sole executive officer and a director, has experience managing a mineral exploration company, he does not have formal training as a geologist or in the technical aspects of management of a mineral or oil and gas exploration company. Accordingly, we will have to rely on the technical services of others trained in appropriate areas. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk of business failure.

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


ITEM  2.     DESCRIPTION  OF  PROPERTY.

We  do  not  own  or  lease  any property.  See Item 1. Description of Business.

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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2002.

                                     PART II


ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Market  Information

Our shares of common stock are currently trading on the OTC Bulletin Board under the stock symbol TCAY. The Company's shares were traded under the stock symbol TCAY commencing October 2001. The high and the low bid information for our shares of common stock for each quarter of actual trading were:


QUARTER                 HIGH ($)   LOW ($)
------------------------------------------
Fourth Quarter 2001      $5.10     $2.00
------------------------------------------
First Quarter 2002       $7.00     $1.50
------------------------------------------
Second Quarter 2002      $1.50     $1.50
------------------------------------------
Third Quarter 2002       $1.50     $1.50
------------------------------------------
Fourth Quarter 2002      $1.25     $1.50
------------------------------------------
First Quarter 2003       $1.35     $1.25
 (to date)
------------------------------------------

The  source  of the high and low bid information is the NASD OTC Bulletin Board.
The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders  of  Common  Stock

As of the date of February 28, 2002, there were 43 registered shareholders of our common stock.

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

Recent  Sales  of  Unregistered  Securities

We did not complete any sales of our common stock during our fiscal year ended December 31, 2002.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Plan  of  Operations

Our current plan of operations is to seek out the acquisition of an interest in a prospective or existing mineral property or a prospective or producing oil and gas property. While we have been involved in the business of mineral exploration  to  date,  we  have  decided  based on current market conditions to expand the scope of targeted properties to include potential oil and gas properties. Our plan of operations is discussed in greater detail under Item 1 - Description of Business.

We have entered into negotiations with the owner of a mineral property in the State of Colorado that includes an inactive gold mine. We have entered into negotiations with a Texas based group of investors for the acquisition of targeted producing oil and gas properties. Each of these negotiations is in the preliminary stages and no definitive agreements have been entered into. We anticipate that any acquisition by us of an interest in any property would be conditional upon us raising substantial financing in order to pay the purchase price to the current owner. There is no assurance that any definitive agreements will be concluded on these terms. Further, there is no assurance that we would be able to raise the necessary financing required to enable us to complete an acquisition of an interest in any property. In addition, even we were able to acquire an interest in a mineral property or an oil and gas property and achieve the necessary funding to proceed with development, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to enable us to achieve profitability.

We currently have no employees, other than our sole officer, Mr. J. Stephen Barley, a director and our president, secretary and treasurer, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Termination  of  Option  Agreement

Our option to acquire an interest in the Holy Cross mineral claims was terminated in December 2002 as we were unable to raise the financing required to carry out a recommended geological exploration work program on our mineral claims or make the cash payments required for us to maintain our interest in our mineral claims. As a result of the termination of our option, we presently have no business assets or properties.

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

In addition, we will incur further expenses if we are successful in entering into an agreement to acquire an interest in a prospective or existing mineral property or a prospective or producing oil and gas property. In addition to the acquisition cost, we will require further funds to carry out a development program on the property. It is not possible to estimate these funding requirements until such time as we are able to enter into a definitive agreement to acquire an interest in a property.

Accordingly, we require a minimum of $29,000 to proceed with our plan of operations over the next twelve months, exclusive of any acquisition or development costs. This amount may increase if we are required to carry our due diligence investigations of any prospective property. As we had cash in the amount of $347 as of December 31, 2002, we do not have sufficient cash reserves to enable us to carry out our stated plan of operations for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results  Of  Operations  for  Year  Ended  December  31,  2002

We did not earn any revenues during the year ended December 31, 2002 or 2001. We do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral property or an oil and gas property and we are successful in completing the commercial development of the property.

We incurred operating expenses in the amount of $24,972 for the year ended December 31, 2002, compared to $54,811 for the year ended December 31, 2001. We did not incur any exploration expenditures during the year ended December 31, 2002, compared to $8,500 of exploration expenditures incurred in connection with the exploration of the Holy Cross mineral claims during the year ended December 31, 2001. These exploration expenditures in 2001 were attributable to the completion of phase one of the exploration program on the Holy Cross property. We did not incur any exploration expenditures during 2002 due to our inability to raise the financing necessary to continue the recommended exploration program on the Holy Cross mineral claims.

We incurred professional fees in the amount of $14,251 for the year ended December 31, 2002, a decrease of $19,778 from the amount of $34,029 incurred during the year ended December 31, 2001. These professional fees were incurred in connection with our ongoing reporting requirements as a reporting company under the Securities Exchange Act of 1934.

We paid a total of $9,000 to C.H.M. Consulting during the year ended December 31, 2002, compared to $9,750 during the year ended December 31, 2001, in connection with the provision of the services of Mr. Stephen Barley, our president, secretary and treasurer, and administrative services.

We incurred a net loss of $24,972 for the year ended December 31, 2002, compared to $54,811 for the year ended December 31, 2001, representing a decrease of $29,839. Our net losses were entirely attributable to our operating expenses

We anticipate that our operating expenses will increase if are able to acquire an interest in a new property and we are able to raise the financing necessary to pursue the development of the new property. In addition, we anticipate incurring ongoing professional expenses in connection with our being a reporting company under the Securities Exchange Act of 1934.

Liquidity  and  Financial  Condition

We had cash of $347 as of December 31, 2002, compared to cash of $16,545 as of December 31, 2001. We had a working capital deficit of $11,169 as of December 31, 2002, compared to working capital of $13,787 as of December 31, 2001. We financed our operations during 2002 in part by a loan from a company controlled by Mr. J. Stephen Barley that was outstanding in the amount of $3,517 as of December 31, 2002.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above under Plan of Operations. In addition, we anticipate that we will require a minimum of approximately $29,000 over the next twelve months to pay for our ongoing expenses. These expenses include management expenses payable to C.H.M. Consulting and professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash resources. Accordingly, we will require additional financing in order to continue operations. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding.

ITEM  7.  FINANCIAL  STATEMENTS.

Index  to  Financial  Statements:

1.     Auditors'  Report;

2. Audited Financial Statements for the year ended December 31, 2002, including:

     a.     Balance  Sheets  as  at  December  31,  2002  and  2001;

     b.   Statements  of  Loss  for  the years ended December 31, 2002 and 2001;

     c. Statements of Stockholders' Deficiency for the years ended December 31, 2002 and 2001;

     d. Statements of Cash Flows for the years ended December 31, 2002 and 2001;

     e.   Notes  to  Financial  Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  Applicable.

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

                                                        MORGAN
                                                      & COMPANY
                                                        CHARTERED ACCOUNTANTS







                                AUDITORS' REPORT




To the Shareholders
Tuscany Minerals, Ltd.
(An exploration stage company)


We have audited the balance sheets of Tuscany Minerals, Ltd. (an exploration stage company) as at December 31, 2002 and 2001, and the statements of loss, cash flows, and stockholders' deficiency for the years ended December 31, 2002 and 2001, and for the cumulative period from inception, October 5, 2000, to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $87,093 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, B.C.                                           /s/ Morgan & Company
January 29, 2003                                          Chartered Accountants


Tel: (604) 687-5841        MEMBER OF               P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075           ACPA          Suite 1488 - 700 West Georgia Street
www.morgan-cas.com        INTERNATIONAL                  Vancouver, B.C. V7Y 1A1

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)



-----------------------------------------------------------------
                                                  DECEMBER 31
                                                2002       2001
-----------------------------------------------------------------

ASSETS

Current
  Cash                                       $    347   $ 16,545
=================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities   $  7,999   $  2,758
  Notes payable (Note 3)                        3,517          -
                                             --------------------
                                               11,516      2,758
                                             --------------------

STOCKHOLDERS' DEFICIENCY

Capital Stock
  Authorized:
    100,000,000 Common shares,
    par value $0.001 per share

  Issued and outstanding:
    12,538,000 Common shares                   12,538     12,538

  Additional paid-in capital                   63,462     63,462

Deficit Accumulated During
 The Exploration Stage                        (87,093)   (62,121)

Cumulative Translation Adjustment                 (76)       (92)
                                             --------------------
                                              (11,169)    13,787
                                             --------------------

                                             $    347   $ 16,545
=================================================================

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                               STATEMENTS OF LOSS
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                                      CUMULATIVE
                                                                     PERIOD FROM
                                                                       DATE OF
                                                                    ORGANIZATION
                                                                      OCTOBER 5
                                                  YEARS ENDED          2000 TO
                                                  DECEMBER 31        DECEMBER 31
                                               2002          2001        2002
--------------------------------------------------------------------------------

Expenses
  Office and sundry                        $       218   $       492   $  1,648
  Professional fees                             14,251        34,029     53,152
  Mineral property option payment
   (Note 4)                                      1,298           630      3,428
  Mineral property exploration
   expenditure                                       -         8,500      8,500
  Filing and stock transfer fees                   205         1,410      1,615
  Management fee                                 9,000         9,750     18,750
                                           -------------------------------------
Net Loss For The Period                         24,972        54,811   $ 87,093
================================================================================

Basic And Diluted Net Loss
 Per Share                                 $     (0.01)  $     (0.01)
=====================================================================

Weighted Average Number Of
 Shares Outstanding                         12,538,000    12,538,000
=====================================================================

Comprehensive Income
  Net loss for the period                  $   (24,972)  $   (54,181)  $(87,093)
  Foreign currency translation
   adjustment                                      (76)          (92)       (76)
                                           -------------------------------------


Total Comprehensive Loss                   $   (25,048)  $   (54,273)  $(87,169)
================================================================================

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)



---------------------------------------------------------------------------
                                                                 CUMULATIVE
                                                                PERIOD FROM
                                                                  DATE OF
                                                               ORGANIZATION
                                                                 OCTOBER 5
                                                YEARS ENDED       2000 TO
                                                DECEMBER 31     DECEMBER 31
                                              2002       2001       2002
---------------------------------------------------------------------------

Cash Flows From Operating Activity
  Net loss for the period                   $(24,972)  $(54,811)  $(87,093)

Adjustments To Reconcile Net Loss To
 Net Cash Used By Operating Activity
  Prepaid exploration advances                     -      4,250          -
  Accounts payable and accrued
   liabilities                                 5,241        198      7,999
  Accrued interest notes payable                  58          -         58
                                            -------------------------------
                                             (19,673)   (50,363)   (79,036)
                                            -------------------------------

Cash Flows From Financing Activities
  Notes payable proceeds                       3,459          -      3,459
  Share subscriptions                              -          -     76,000
                                            -------------------------------
                                               3,459          -     79,459
                                            -------------------------------

Effect Of Exchange Rate Changes On Cash           16       (752)       (76)
                                            -------------------------------

(Decrease) Increase In Cash                  (16,198)   (51,115)       347

Cash, Beginning Of Period                     16,545     67,660          -
                                            -------------------------------

Cash, End Of Period                         $    347   $ 16,545   $    347
===========================================================================

                                   TUSCANY MINERALS, LTD.
                                (An Exploration Stage Company)

                            STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                  DECEMBER 31, 2002 AND 2001
                                   (Stated in U.S. Dollars)



                         COMMON STOCK           DEFICIT
                 ---------------------------   ACCUMULATED
                                  ADDITIONAL   DURING THE   CUMULATIVE
                                     PAID-IN   EXPLORATION  TRANSLATION
                   SHARES   AMOUNT   CAPITAL     STAGE      ADJUSTMENT    TOTAL
                 ---------------------------------------------------------------
November -
 Shares issued
 for cash at
 $0.001           6,500,000  $ 6,500  $      -  $      -   $       -   $  6,500

November -
 Shares issued
 for cash at
 $0.01            6,000,000    6,000    54,000         -           -     60,000

December -
 Shares issued
 for cash at
 $0.25               38,000       38     9,462         -           -      9,500

Translation
 adjustment               -        -         -         -         660        660

Net loss for
 the period               -        -         -    (7,310)          -     (7,310)
                 ---------------------------------------------------------------
Balance,
 December
 31, 2000        12,538,000   12,538    63,462    (7,310)        660     69,350

Translation
 adjustment               -        -         -         -        (752)      (752)

Net loss for
 the year                 -        -         -   (54,811)          -    (54,811)
                 ---------------------------------------------------------------
Balance,
 December
 31, 2001        12,538,000   12,538    63,462   (62,121)        (92)    13,787

Translation
 adjustment               -        -         -         -          16         16

Net loss for
 the year                 -        -         -   (24,972)          -    (24,972)
                 ---------------------------------------------------------------
Balance,
 December
 31, 2002        12,538,000  $12,538  $ 63,462  $(87,093)  $     (76)  $(11,169)
                 ===============================================================

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



1.     NATURE OF OPERATIONS

a)     Organization

The Company was incorporated in the State of Nevada, U.S.A., on October 5, 2000.

b)     Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

c)     Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.


As shown in the accompanying financial statements, the Company has incurred a net loss of $ 87,093 for the period from October 5, 2000 (inception) to December 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



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

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)     Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.


3.     NOTES PAYABLE

Notes payable are due to a company controlled by a director and are unsecured, payable on demand, and bear interest at 8% per annum.


4.     MINERAL PROPERTY INTEREST

During the year, the Company held an option agreement to acquire a 60% interest in a mineral claim block located in the Omineca Mining Division of British Columbia, Canada, for consideration consisting of staged cash payments totalling $121,500 Canadian Dollars ("CDN") (CDN$1,500 paid), and exploration expenditures totalling CDN$558,500 (CDN$8,500 paid) by December 31, 2005.

The option agreement was terminated by letter dated November 18, 2002. The Company is pursuing new mineral exploration activities and is also reviewing new business opportunities.


5.     RELATED PARTIES

i) The Company paid a management fee of $9,000 (2001 - $9,750) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

ii) The Company paid mineral property exploration expenditures of $Nil (2001 - $8,500) and option payments of $1,298 (2001 - $630) to a director of the Company.

                                    PART III



ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Our  executive  officers  and directors and their respective ages as of February
28,  2003  are  as  follows:

DIRECTORS:

Name  of  Director          Age
----------------------      ---
J.  Stephen  Barley         46
Geoffrey  N.  Goodall       42

EXECUTIVE  OFFICERS:

Name  of  Officer          Age     Office
--------------------       ---     -------
J.  Stephen  Barley        46      President,  Secretary,  Treasurer
                                   and  Chief  Executive  Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. J. Stephen Barley is our president, secretary, treasurer and chief executive officer and is a member of our board of directors. Mr. Barley was appointed to our board of directors on October 5, 2000. Mr. Barley was appointed as our president on October 5, 2000. Mr. Barley received his Bachelor of Commerce degree from the Mount Allison University in New Brunswick, Canada in 1979. He received his law degree from Dalhousie University in Nova Scotia, Canada in 1982. Mr. Barley practiced as a lawyer with Casey & O'Neill and successor firms from 1984 to 1991. Mr. Barley practiced as a lawyer with J. Stephen Barley Personal Law Corporation from 1992 to 1997. Mr. Barley specialized in the areas of corporate and securities law during the time of his private practice as a lawyer with Casey & O'Neill and J. Stephen Barley Law Corporation. Mr. Barley's clients included a number of publicly traded companies involved in the business of mineral exploration. Mr. Barley has been involved as a corporate finance consultant and as a director and investor in several private and public business ventures since 1997. Mr. Barley is a member in good standing of the Law Society of British Columbia and the Law Society of Alberta. Mr. Barley was the president, secretary, treasurer and a director of Copper Valley Minerals Ltd. from February 1999 to October 2001. Copper Valley Minerals Ltd.(now known as Dtomi, Inc.) is a reporting company under the Securities Exchange Act of 1934 and is a company whose shares are traded on the OTC Bulletin Board. Mr. Barley was appointed a director of New Century Equity Holdings, Corp, a Nasdaq listed company, from December 2000 to December 2002. Mr. Barley also became a director of NetDriven Solutions Inc. on March 30, 2001, a Toronto Stock Exchange listed public IT securities company.

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


ITEM  10.  EXECUTIVE  COMPENSATION.

The following table sets forth certain compensation information as to Mr. J. Stephen Barley, the Company's chief executive officer. The Company does not have any other executive officers. No other compensation was paid to Mr. Barley other than the cash and stock option compensation set forth below.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                         ANNUAL COMPENSATION       LONG TERM COMPENSATION
                    ----------------------------  ------------------------
                                            Other                           All
                                           Annual    AWARDS       PAYOUTS  Other
                                            Com-  --------------  -------   Com-
                                            pen-  Restricted                pen-
                                            sa-   Stock   Options/  LTIP    sa-
Name      Title      Year  Salary  Bonus    tion  Awarded SARs*(#)payouts($)tion
----      -----      ----  ------  -----  ------- ------- ------- --------- ----

J.        Director   2002     0     0     $9,000     0       0        0       0
Stephen   and        2001     0     0     $9,750     0       0        0       0
Barley(1) President, 2000     0     0     $  750     0       0        0       0
          Secretary
          and Treasurer
--------------------------------------------------------------------------------
Notes:
(1) Compensation attributable to Mr. Barley is paid pursuant to a management between us and C.H.M. Consulting Inc., a private company controlled by Mr. Barley. See below under "Management Agreement".


STOCK  OPTION  GRANTS

We did not grant any stock options to any of our officers, directors or employees during our most recent fiscal year ended December 31, 2002. We have also not granted any stock options to any of our officers, directors or employees since December 31, 2002.

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

No stock options were exercised by our officers, directors or employees during the financial year ended December 31, 2002. No stock options have been exercised since December 31, 2002.

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

We do not have any employment or consultant agreement with Mr. Goodall and we do not pay Mr. Goodall any amount for acting as a director of the Company. We engaged Mr. Goodall to complete phase one of our geological exploration program on our previously optioned mineral property in 2001 at a cost of $8,500.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2002 all such filing requirements applicable to its officers and directors were complied with.



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 28, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

================================================================================
                  Name and address           Number of Shares   Percentage  of
Title  of class   of beneficial owner        of Common Stock    Common Stock(1)
================================================================================

Common  Stock     J.  Stephen  Barley          6,500,000  shares     51.8%
                  Director, President & CEO
                  2060  Gisby  Street
                  West  Vancouver,  BC
                  Canada  V7V  4N3

Common  Stock     Geoffrey  N.  Goodall            1,000  shares      0.007%
                  Director
                  1315  Arborlynn  Drive,
                  North  Vancouver,  BC
                  Canada  V7J  2V6

Common  Stock     All Officers and Directors    6,501,000  shares    51.8%
                  as  a  Group  that  consists  of
                  two  persons
================================================================================

(1) As of February 28, 2003, there were 12,538,000 shares of our common stock issued and outstanding.
================================================================================


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

Our former option to acquire a 60% interest in the Holy Cross mineral property was granted to us by one of our directors, Mr. Geoffrey N. Goodall. The option agreement was entered into on December 8, 2000 prior to Mr. Goodall being appointed to our board of directors on January 5, 2001. We paid cash consideration to Mr. Goodall for the grant of the option in the amount of $1,500 on December 8, 2000 upon execution of the option agreement. The option agreement was amended by agreement dated December 8, 2001 in consideration for the payment by us to Mr. Goodall of the amount of $1,000 CDN (approximately $650 US as at February 28, 2003). We negotiated a further extension to our option agreement on June 7, 2002 whereby Mr. Goodall agreed to a six month extension to the dates for completion of the payments required under the option agreement in consideration for the further payment of $1,000 CDN (approximately $650 US as at February 28, 2003). The option agreement was terminated by agreement with Mr. Goodall dated as of November 18, 2002 whereby it was agreed that we have no further liability or obligations regarding the option agreement.

We retained Mr. Goodall to conduct the first phase of our geological work program on the Holy Cross mineral claim. We paid $8,500 to Mr. Goodall to conduct the initial phase of our planned geological exploration program in 2001.

We have completed sales of our common stock in private offerings to the following relatives of Mr. Barley:

Name  of  Relative         Number  of  Shares     Relationship to Director
------------------         ------------------     ------------------------

Ms.  Mary  E.  Barley         1,000               Mother of J. Stephen Barley

Mr.  James  W.  Barley        1,000               Brother of J. Stephen Barley

Ms.  Donna  Durning         600,000               Sister of J. Stephen Barley

During fiscal 2002, a private company controlled by Mr. J. Stephen Barley advanced $3,517 to us as a loan. The loan is unsecured, payable on demand, and bears interest at a rate of 8% per annum.



ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits  and  Index  of  Exhibits

Exhibit
Number     Description of Exhibit
-------------------------------------------------------------------------------
3.1      Articles  of  Incorporation(1)
3.2      Bylaws,  as  amended(1)
4.1      Share  Certificate(1)
10.1     Option  Agreement  with  Geoffrey  Goodall  dated  December 8, 2000(1)
10.2     Management  Agreement  with  C.H.M.  Consulting  Inc. dated
         December 1, 2000(1)
10.3     Amendment  to  Option  Agreement  with  Geoffrey Goodall dated
         April 4, 2001(1)
10.4     Amendment  to  Option Agreement with Geoffrey Goodall dated
         December 8, 2001(2)
10.5     Amendment to Option Agreement  with  Geoffrey  Goodall dated
         June 7, 2003(3)
10.6     Termination Agreement with Geoffrey Goodall dated as of November 18,
         2002 (4)
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
-------------------------------------------------------------------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form SB-2 Registration Statement, as amended on June 25, 2001.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-KSB on April 1, 2002.

(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-QSB on August 14, 2002.

(4)  Filed as an exhibit to this Annual Report on Form 10-KSB.
-------------------------------------------------------------------------------

(b)     Reports  on  Form  8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2002.

No  reports  on  Form  8-K  have  been  filed  since  December  31,  2002.


ITEM  14.     CONTROLS  AND  PROCEDURES.

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


TUSCANY  MINERALS,  LTD.


By:  /s/ J.  Stephen  Barley
     ___________________________________
     J.  Stephen  Barley
     President,  Secretary  and  Treasurer
     Director
     Date:     March  5,  2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ J.  Stephen  Barley
     ___________________________________
     J.  Stephen  Barley
     President,  Secretary  and  Treasurer
     (Principal  Executive  Officer)
     Director
     Date:     March  5,  2003




By:  /s/ Geoffrey  N.  Goodall
     ___________________________________
     Geoffrey  N.  Goodall
     Director
     Date:     March  5,  2003

                                 CERTIFICATIONS

I, J. STEPHEN BARLEY, Chief Executive Officer and Chief Financial Officer of Tuscany Minerals, Ltd., certify that;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   March  5,  2003                /s/ J.  STEPHEN  BARLEY
        _____________________          ___________________________________
                                          (Signature)

                                   Chief  Executive  Officer
                                   and  Chief  Financial  Officer
                                   ------------------------------
                                          (Title)