Form 10QSB
period 2003-03-31
TUSCANY MINERALS LTD
filed 2003-05-15
CIK 1128790

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For  the  quarterly  period  ended  March  31,  2003

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934
          For  the  transition  period               to


          Commission  File  Number:     000-32981
                                        ---------

                             TUSCANY MINERALS, LTD.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                     98-0335259
--------------------------------           ----------
(State  or other jurisdiction of           (IRS Employer
incorporation  or  organization)           Identification No.)


2060 Gisby Street, West Vancouver,
British Columbia, Canada                   V7V  4N3
---------------------------------          --------
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,538,000 Shares of $.001 par value Common Stock outstanding as of May 9, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item  1.     Financial  Statements

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                           MARCH 31  DECEMBER 31
                                             2003       2002
--------------------------------------------------------------------------------

ASSETS

Current
  Cash                                     $    552   $    347
===============================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities $ 10,441   $  7,999
  Notes payable (Note 7)                     10,689      3,517
                                           --------------------
                                             21,130     11,516
                                           --------------------

STOCKHOLDERS' DEFICIENCY

Capital Stock
  Authorized:
   100,000,000 Common shares,
   par value $0.001 per share

  Issued and outstanding:
   12,538,000 Common shares                  12,538     12,538

Additional paid-in capital                   63,462     63,462

Deficit Accumulated During The
 Exploration Stage                          (96,491)   (87,093)

Cumulative Translation Adjustment               (87)       (76)
                                           --------------------

                                            (20,578)   (11,169)
                                           --------------------
                                           $    552   $    347
===============================================================

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                            INTERIM STATEMENT OF LOSS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-----------------------------------------------------------------------------------------
                                                                            PERIOD FROM
                                                                               DATE OF
                                                                            ORGANIZATION
                                                                              OCTOBER 5
                                                      THREE MONTHS ENDED       2000 TO
                                                           MARCH 31            MARCH 31
                                                      2003         2002         2003
-----------------------------------------------------------------------------------------
Expenses
  Office and sundry                             $        89   $        49   $  1,679
  Professional fees                                   3,280         2,875     56,432
  Mineral property option payment
  (Note 4)                                                -             -      3,428
  Mineral property exploration
  expenditure                                             -             -      8,500
  Filing and stock transfer fees                         25            25      1,640
  Management fee                                      2,250         2,250     21,000
  Interest                                              172             -        230
  Travel and business development                     3,582             -      3,582
                                                -------------------------------------
Net Loss For The Period                               9,398         5,199   $ 96,491
=====================================================================================

Basic And Diluted Loss Per Share                $     (0.01)  $     (0.01)


==========================================================================
Weighted Average Number Of Shares Outstanding    12,538,000    12,538,000
==========================================================================

Comprehensive Income
Net loss for the period                         $    (9,398)  $    (5,199)  $(83,405)

Foreign currency translation adjustment                 (11)         (126)       (77)
                                                -------------------------------------
Total Comprehensive Loss                        $    (9,409)  $    (5,325)  $(83,482)
=====================================================================================


                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




----------------------------------------------------------------------------
                                                              PERIOD FROM
                                                                DATE OF
                                                              ORGANIZATION
                                                                OCTOBER 5
                                            THREE MONTHS ENDED   2000 TO
                                                  MARCH 31       MARCH 31
                                              2003       2002     2003
----------------------------------------------------------------------------
Cash Flows From Operating Activity
  Net loss for the period                 $(9,398)  $(5,199)  $(96,491)

Adjustments To Reconcile
 Net Loss To Net Cash
 Used By Operating Activity
 Accounts payable and accrued liabilities    2,442       876     10,441
                                          ------------------------------
                                           (6,956)   (4,323)   (86,050)
                                          ------------------------------
Cash Flows From Financing
 Activities
Share subscriptions                             -         -     76,000
Notes payable                               7,172         -     10,689
                                          ------------------------------
                                            7,172         -     86,689
                                          ------------------------------
Effect Of Exchange Rate Changes
 On Cash                                      (11)      (34)       (87)
                                          ------------------------------
(Decrease) Increase In Cash                   205    (4,357)       552

Cash, Beginning Of Period                     347    16,545          -
                                          ------------------------------
Cash, End Of Period                       $   552   $12,188   $    552
========================================================================


                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                  INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                       COMMON STOCK             DEFICIT
                          ------------------------------------- ACCUMULATED
                                                     ADDITIONAL DURING THE     CUMULATIVE
                                                     PAID-IN    EXPLORATION     TRANSLATION
                               SHARES       AMOUNT   CAPITAL    STAGE     ADJUSTMENT   TOTAL
                          -----------------------------------------------------------------
--
November - Shares issued
for cash at $0.001         6,500,000  $     6,500  $     -  $      -   $      -   $  6,500
November - Shares issued
 for cash at $0.01         6,000,000        6,000   54,000         -          -     60,000
December - Shares issued
 for cash at $0.25            38,000           38    9,462         -          -      9,500
Translation adjustment             -            -        -         -        660        660
Net loss for the period            -            -        -    (7,310)         -     (7,310)
                          -----------------------------------------------------------------
Balance, December 31,
 2000                     12,538,000       12,538   63,462    (7,310)       660     69,350

Translation adjustment             -            -        -         -       (752)      (752)
Net loss for the year              -            -        -   (54,811)         -    (54,811)
                          -----------------------------------------------------------------

Balance, December 31,
 2001                     12,538,000       12,538   63,462   (62,121)       (92)    13,787

Translation adjustment             -            -        -         -         16         16
Net loss for the year              -            -        -   (24,972)         -    (24,972)
                          -----------------------------------------------------------------

Balance, December 31,
 2002                     12,538,000       12,538   63,462   (87,093)       (76)   (11,169)

Translation adjustment             -            -        -         -        (11)       (11)
Net loss for the period            -            -        -    (9,398)         -     (9,398)
                          -----------------------------------------------------------------

Balance, March 31, 2003   12,538,000  $    12,538  $63,462  $(96,491)  $    (87)  $(20,578)
                          =================================================================



                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited interim financial statements as of March 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.


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

As shown in the accompanying financial statements, the Company has incurred a net loss of $96,491 for the period from October 5, 2000 (inception) to March 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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


4.     MINERAL  PROPERTY  INTEREST

During the year ended December 31, 2002, the Company held an option agreement to acquire a 60% interest in a mineral claim block located in the Omineca Mining Division of British Columbia, Canada, for consideration consisting of staged cash payments totalling $121,500 Canadian Dollars ("CDN") (CDN$1,500 paid), and exploration expenditures totalling CDN$558,500 (CDN$8,500 paid) by December 31, 2005.

The option agreement was terminated by letter dated November 18, 2002. The Company is pursuing new mineral exploration activities and is also reviewing new business opportunities.


5.     NOTES  PAYABLE

Notes payable are due to an associated company with a common director and are unsecured, payable on demand, and bear interest at 8% per annum.

                             TUSCANY MINERALS, LTD.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



6.     RELATED  PARTY

The Company paid a management fee of $2,250 (2002 - $2,250) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD-LOOKING  STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Tuscany's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Tuscany files with the SEC, including Tuscany's Annual Report on Form 10-KSB for the year ended December 31, 2002. These factors may cause Tuscany's actual results to differ materially from any forward-looking statement. Tuscany disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are an exploration stage company that has to date been engaged in the acquisition and exploration of mineral properties. We formerly owned an option to acquire an interest in the mineral claim known as the "Holy Cross mineral claim". We were unable to maintain our interest in this mineral claim due to our inability to raise financing to pursue exploration of the mineral claim. As a consequence of the termination of our option, we currently have no business assets or properties.

Our current plan of operations is to acquire an interest in either a new prospective or existing mineral property or a prospective or producing gas property. We are currently in negotiations with two separate parties. We have not entered into any definitive agreements to date and there is no assurance that we will be able to enter into any definitive agreements. We anticipate that any agreements that we are able to enter into will require that we raise additional financing in order to acquire an interest in a new gas property or a new mineral property and to fund additional development work on the new property. There is no assurance that we would be able to achieve the necessary financing to pursue our plan of operations.

PLAN  OF  OPERATIONS

We  currently  have  no  business  assets  or  revenue  generating  properties.

Our current plan of operations is to seek out the acquisition of an interest in a prospective or existing mineral property or a prospective or producing gas property. As we have minimal capital, it is unlikely that we will be able to acquire an interest in more than one property.

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

We have entered into negotiations with a Texas based group of independent oil and gas operators for the acquisition of targeted producing and prospective gas properties. The strategy contemplated in the acquisitions would be to target selected properties that are considered to be of merit and that require enhancement work in order to commence production. Funds would be raised to acquire an interest in the targeted properties and to fund the necessary work. Revenues from the properties would then be used to fund our operations and provide a return on investment to the investors. These negotiations are in the preliminary stages and no definitive agreement has been entered into with either any financing group or any property owners. There is no assurance that any definitive agreement will be concluded on these terms. Further, there is no assurance that we would be able to raise the necessary financing required to enable us to complete the acquisition of any interest in an oil and gas property. In addition, even we were able to acquire an interest in an oil and gas property and achieve the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

We have continued negotiations on both the potential Colorado mining property acquisition and the Texas gas property development business plans during the second quarter of 2003. We have also determined in our second quarter to prioritize negotiations on the Texas gas property development business plan in view of our limited capital resources.

We currently have no employees, other than our sole officer, Mr. J. Stephen Barley, a director and our president, secretary and treasurer, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

We anticipate that we will incur the following expenses over the next twelve months:

1. $25,000 in connection with our targeting, evaluating and negotiating potential mineral exploration or gas properties;

2. $10,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

3. $9,000 for consulting fees to be paid pursuant to our management agreement with C.H.M. Consulting Inc. for its management services and the services of Mr. Barley.

In addition, we will incur further expenses if we are successful in entering into an agreement to acquire an interest in a prospective or existing mineral property or a prospective or producing gas property. In addition to the acquisition cost, we will require further funds to carry out a development program on the property. It is not possible to estimate these funding requirements until such time as we are able to enter into a definitive agreement to acquire an interest in a property.

Accordingly, we require a minimum of approximately $44,000 to proceed with our plan of operations over the next twelve months, exclusive of any acquisition or development costs. This amount may increase if we are required to carry our due diligence investigations of any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $552 and a working capital deficit in the amount of $20,578 as of March 31, 2002, we do not have sufficient working capital to enable us to carry out our stated plan of operations for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results  Of  Operations  for  Three  Months  Ended  March  31,  2003

We did not earn any revenues during the three months ended March 31, 2003 or 2001. We have not earned any revenues to date since our inception. We do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral property or an oil and gas property and we are successful in completing the commercial development of the property.

We incurred operating expenses in the amount of $9,398 for the three months ended March 31, 2003, compared to $5,199 for the three months ended March 31, 2002. We did not incur any exploration expenditures during the three months ended March 31, 2003 as our interest in the Holy Cross mineral claims terminated during the fourth quarter of 2002.

We incurred professional fees in the amount of $3,280 for the three months ended March 31, 2003, compared to $2,875 for the three months ended March 31, 2002. These professional fees were incurred in connection with our ongoing reporting requirements as a reporting company under the Securities Exchange Act of 1934.

We paid or incurred management fees totalling $2,250 to C.H.M. Consulting during the three months ended March 31, 2003, compared to $2,250 during the three months ended March 31, 2002, in connection with the provision of the services of Mr. Stephen Barley, our president, secretary and treasurer, and administrative services.

We incurred travel and business development expenses of $3,582 during the three months ended March 31, 2003. These expenses were incurred in connection with our targeting, evaluating and negotiating the possible acquisition of an interest in the prospective gold property and the prospective gas properties, as discussed above under "Plan of Operations".

We incurred a net loss of $9,398 for the three months ended March 31, 2003, compared to $5,199 for the three months ended March 31, 2002, representing an increase of $4,199. Our net losses were entirely attributable to our operating expenses. The increase to our loss was primarily attributable to travel and business development expenses incurred in connection with our targeting, evaluating and negotiating of potential acquisitions of interests in new mineral exploration or gas properties.

We anticipate that our operating expenses will increase if are able to acquire an interest in a new property and we are able to raise the financing necessary to pursue the development of the new property. In addition, we anticipate incurring ongoing professional expenses in connection with our being a reporting company under the Securities Exchange Act of 1934.

Liquidity  and  Financial  Condition

We had cash of $552 as of March 31, 2003, compared to cash of $347 as of December 31, 2002. We had a working capital deficit of $20,578 as of March 31, 2003, compared to a working capital deficit of $11,159 as of December 31, 2002.

We financed our operations during 2002 in part by a loan from a company of which Mr. J. Stephen Barley is a director, that was outstanding in the amount of $10,689 as of March 31, 2003, compared to $3,517 as of December 31, 2002. This company advanced $7,172 to us during the first quarter of 2003. All amounts due to this company are unsecured, payable on demand and bear interest at 8% per annum.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above under Plan of Operations. In addition, we anticipate that we will require a minimum of approximately $44,000 over the next twelve months to pay for our ongoing expenses. These expenses include management expenses payable to C.H.M. Consulting and professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations. We plan to complete an equity financing through a private placement of our common stock in order to raise the funds necessary to:
(i) fund the anticipate expenditures necessary for us to complete our Plan of Operations for the next twelve months; (ii) to enable us to pay our accounts payable and accrued liabilities; and (iii) to repay the outstanding demand loan to the company of which Mr. Barley is a director. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations.

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

Item  2.     Changes  in  Securities

We did not complete any unregistered sales of our common stock during our fiscal quarter ended March 31, 2003.

Item  3.     Defaults  upon  Senior  Securities

None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2003.

Item  5.     Other  Information

None.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------
99.1
               Certification  of  Chief  Executive  Officer  and Chief Financial
               Officer  pursuant  to  pursuant  to  18  U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003 and we have not filed any Current Reports on Form 8-K since March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:     May  12,  2003


TUSCANY  MINERALS,  LTD.


By:  /s/ J.  STEPHEN  BARLEY
     ---------------------------------
     J.  STEPHEN  BARLEY
     President,  Secretary  and  Treasurer
     Director

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

Date:   May  12,  2003             /s/ J.  STEPHEN  BARLEY
                                   ___________________________________
                                   (Signature)

                                   Chief  Executive  Officer
                                   and  Chief  Financial  Officer
                                   ------------------------------
                                   (Title)