Form 10QSB
period 2003-06-30
TUSCANY MINERALS LTD
filed 2003-08-13
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ____________ to ____________

Commission File Number:   000-32981

TUSCANY MINERALS, LTD.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0335259
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2060 Gisby Street, West Vancouver,
British Columbia, Canada	V7V 4N3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: 604-926-4300

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month period (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☒ Yes     ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,538,000 Shares of $.001 par value Common Stock outstanding as of June 30, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$1,171	$347

LIABILITIES

Current
Accounts payable and accrued liabilities	$26,161	$7,999
Notes payable (Note 4)	15,456	3,517

	41,617	11,516

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 Common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(116,409)	(87,093)

Cumulative Translation Adjustment	(37)	(76)

	40,446	(11,169)

	$1,171	$347

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					ORGANIZATION
					OCTOBER 5
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30
	2003	2002	2003	2002	2003

Expenses
Office and sundry	$45	$37	$134	$86	$1,724
Professional fees	2,253	6,844	5,533	9,719	58,685
Mineral property option
payment	-	660	-	660	3,428
Mineral property
exploration expenditure	-	-	-	-	8,500
Filing and stock transfer
fees	-	180	25	205	1,640
Management fee	2,250	2,250	4,500	4,500	23,250
Interest	266	-	438	-	496
Travel & business
development	15,104	-	18,686	-	18,686

Net Loss For The Period	$19,918	$9,971	$29,316	$15,170	$116,409

Basic And Diluted Loss Per
Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number
Of Shares Outstanding	12,538,000	12,538,000	12,538,000	12,538,000

Comprehensive Income
Net loss for the period	$(19,918)	$(9,971)	$29,316	$(15,170)	$(116,409)
Foreign currency
translation adjustment	50	(69)	39	(57)	(37)

Total Comprehensive Loss	$(19,868)	$(10,040)	$29,355	$(15,227)	$(116,446)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					ORGANIZATION
					OCTOBER 5
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30
	2003	2002	2003	2002	2003

Cash Flows From
Operating Activity
Net loss for the period	$(19,918)	$(9,971)	$(29,316)	$(15,170)	$(116,409)

Adjustments To Reconcile
Net Loss To Net Cash
Used By Operating
Activity
Accounts payable and
accrued liabilities	15,720	(1,240)	18,162	(364)	26,161

	(4,198)	(11,211)	(11,154)	(15,534)	(90,248)

Cash Flows From
Financing Activity
Share subscriptions	-	-	-	-	76,000
Notes payable	4,767	-	11,939	-	15,456

	4,767	-	11,939	-	91,456

Effect Of Exchange Rate
Changes On Cash	50	69	39	35	(37)

(Decrease) Increase In	619	(11,142)	824	(15,499)	1,171
Cash

Cash, Beginning Of Period	552	12,188	347	16,545	-

Cash, End Of Period	$1,171	$1,046	$1,171	$1,046	$1,171

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE	CUMULATIVE
			PAID-IN	EXPLORATION	TRANSLATION
	SHARES	AMOUNT	CAPITAL	STAGE	ADJUSTMENT	TOTAL

November - Shares issued
for cash at $ 0.001	6,500,000	$6,500	$-	$-	$-	$6,500
November - Shares issued
for cash at $ 0.01	6,000,000	6,000	54,000	-	-	60,000
December - Shares issued
for cash at $ 0.25	38,000	38	9,462	-	-	9,500
Translation adjustment	-	-	-	-	660	660
Net loss for the period	-	-	-	(7,310)	-	(7,310)

Balance, December 31,
2000	12,538,000	12,538	63,462	(7,310)	660	69,350
Translation adjustment	-	-	-	-	(752)	(752)
Net loss for the year	-	-	-	(54,811)	-	(54,811)

Balance, December 31,
2001	12,538,000	12,538	63,462	(62,121)	(92)	13,787
Translation adjustment	-	-	-	-	16	16
Net loss for the year	-	-	-	(24,972)	-	(24,972)

Balance, December 31,
2002	12,538,000	12,538	63,462	(87,093)	(76)	(11,169)
Translation adjustment	-	-	-	-	39	39
Net loss for the period	-	-	-	(29,316)	-	(29,316)

Balance, June 30, 2003	12,538,000	$12,538	$63,462	$(116,409)	$(37)	$(40,446)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $116,409 for the period from October 5, 2000 (inception) to June 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2003
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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas exploration and production activities. Acquisition costs, development costs and successful exploration costs are capitalized. Exploratory dry hole costs, lease rental, and geological and geophysical costs are charged to expenses as incurred. Producing properties are depleted by the units-of-production method based on estimated proved reserves.

	b)	Mineral Property Option Payments and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

	c)	Use of Estimates

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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

	e)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	f)	Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

4.	NOTES PAYABLE

Notes payable are due to an associated company with a common director and are unsecured, payable on demand, and bear interest at 8% per annum.

5.	RELATED PARTY

The Company paid a management fee of $4,500 (2002 - $4,500) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

6.

COMMITMENT

The Company has entered into an agreement, dated June 19, 2003, with an arm’s length party who controls 11/12th of the undivided mineral interest in the property, to participate in the re-entry of a natural gas well located in Anderson County, Texas, USA, and the connection of the well to a pipeline. Under the terms of the agreement, the Company will pay for 66.66% of 11/12th of the costs attributable to re-entering, completing and connecting the well to a pipeline. The agreement also provides that the Company will pay $30,250 for leasehold costs. In consideration for its undertaking, the Company will receive a 50% working interest in the well, subject to a 25% royalty interest of the production from the property. This interest represents a 6/16th net revenue interest in the well.

Item 2. Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Tuscany's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Tuscany files with the SEC, including Tuscany’s Annual Report on Form 10-KSB for the year ended December 31, 2002. These factors may cause Tuscany's actual results to differ materially from any forward-looking statement. Tuscany disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are an exploration stage company that has to date been engaged in the acquisition and exploration of mineral properties. We formerly owned an option to acquire an interest in the mineral claim known as "Holy Cross mineral claim." We were unable to maintain our interest in this mineral claim due to our inability to raise financing to pursue exploration of the mineral claim. Since this time, we have been seeking to acquire an interest in a prospective or existing mineral property or a prospective or producing oil and gas property.

We entered into negotiations with a Texas based group of investors for the acquisition of targeted producing oil and gas properties. On June 19, 2003, we entered into an agreement to participate in the re-entry of a natural gas well in the Tennessee Colony East (Rodessa) Field located in Anderson County, Texas, and the connection of the well to a pipeline.

Acquisition Agreement

We entered into an agreement on June 19, 2003 to participate in the re-entry of a natural gas well in the Tennessee Colony East (Rodessa) Field located in Anderson County, Texas, and the connection of the well to a pipeline. The execution of the agreement follows our previously disclosed negotiations with a Texas based group of independent oil and gas operators for the acquisition of targeted producing and prospective gas properties.

The well is known as the LNR No. 1 Well and is located on 527.23 acres of property in Anderson County, Texas. We entered into an agreement with an arms-length party who controls 11/12ths of the undivided mineral interest in the property. Production from the property is subject to required payments of royalties and overriding royalty interests totalling no more than 25% of the production from the property.

Under the terms of the agreement, we will pay for two-thirds (66.66%) of 11/12ths of the costs attributable to re-entering, completing and connecting the LNR No. 1 Well to a pipeline. The remaining one-third (33.33%) of the 11/12ths will be paid for by an independent operating company that will also carry out the development work on the well. The agreement also provides that we will pay $30,250 for leasehold costs up front in respect of leasehold costs. In consideration for this undertaking, we will receive a 50% working interest in the well, subject to the 25% royalty interests. This interest represents a six-sixteenths (6/16th) net revenue interest in the well.

The agreement for the re-entering, completing and connecting of the LNR No. 1 Well to a pipeline and our respective interests and obligations will be embodied in an operating agreement to be executed between us, the party controlling the 11/12ths interest in the property and the independent operator who will carry out the development work on the well. If the well is completed as a dry hole, we will pay two-thirds of 11/12ths of all costs attributable to the plugging or junking of the well.

Our ability to participate in this property will be subject to our ability to obtain the additional financing necessary for us to perform our obligations under the operating agreement. As we anticipate that debt financing will not be available, we plan to pursue equity financing through sales of shares of our common stock and/or convertible securities, including share purchase warrants. We presently do not have any arrangements in place for financing. Accordingly, there is no assurance that we will be able to obtain the financing required to enable us to participate in the property and to achieve revenues.

We plan to continue to pursue negotiations for acquisitions of interests in additional prospective gas properties. As with the LNR No. 1 Well, there is no assurance that we will be able to finance the acquisition of an interest in any additional well or finance its participation in any operating agreement for the placing of any prospective gas well into production.

Our ability to earn revenues remains subject to various risks, including the risk that we will not achieve the necessary financing, as described above. These risks include the following:

1	.	There is no assurance that the re-entry and completion of the LNR No. 1 Well will result in the well becoming a producer of natural gas in commercial quantities.

2	.	There is no assurance that any revenues achieved will exceed the cost of re-entry and completing of the well and connection to a pipeline.

3	.	If natural gas is produced, the amount of revenues will vary in accordance with market prices for natural gas.

4	.	There is no assurance that the anticipated costs of re-entry and completion of the LNR No. 1 Well and its connection to a pipeline will not exceed the Company’s anticipated and budgeted cost.

Plan of Operations

Our current plan of operations is to pursue the development agreement for the re-entry and completion of the LNR NO.1 well and the connection of the LNR No. 1 well to a pipeline with the objective of commencing gas production and realizing revenues from our participation interest in the LNR No.1 well. In order to complete this plan of operations, we plan to pursue equity financing through sales of shares of our common stock and/or convertible securities, including share purchase warrants, in order to enable us to fund our participation in the development of the LNR No. 1 well. We presently do not have any arrangements in place for financing. Accordingly, there is no assurance that we will be able to obtain the financing required to enable us to participate in the property and to achieve revenues.

In addition, we plan to continue to pursue negotiations for acquisitions of interests in additional prospective gas properties.

We currently have no employees, other than our sole officer, Mr. J. Stephen Barley, a director and our president, secretary and treasurer, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

We anticipate that we will incur the following expenses over the next twelve month period:

1	.	$20,000 for operating expenses, including professional legal and accounting expenses associated with being a reporting issuer under the Securities Exchange Act of 1934 and completing any equity financings;

2	.	$30,250 for leasehold costs associated with the agreement entered into pertaining to the natural gas well located in Anderson County, Texas;

3	.	$265,250 for our proportionate (two-thirds) share of the cost of the re-entry and completion of the LNR NO.1 well and the connection of the LNR No. 1 well to a pipeline; and

4	.	$9,000 for consulting fees to be paid pursuant to our management agreement with C.H.M. Consulting Inc. for its management services.

Accordingly, we require a minimum of $324,500 to proceed with our plan of operations over the next twelve month period, exclusive of any further acquisition or development costs. As we had cash in the amount of $1,171 as of June 30, 2003, we do not have sufficient cash reserves to enable us to carry out our stated plan of operations for the next twelve month period. We plan to pursue equity financing through sales of shares of our common stock and/or convertible securities, including share purchase warrants in order to enable us to participate in the development of the LNR No.1 well. We presently do not have any arrangements in place for financing. Accordingly, there is no assurance that we will be able to obtain the financing required to enable us to participate in the property and to achieve revenues.

Results Of Operations for the Periods ended June 30, 2003

We did not earn any revenues during the either the six month or the three month period ended June 30, 2003. We do not anticipate earning any revenues until such time as we are able to secure the requisite financing to enable use to participate in the aforementioned property. There is no assurance that any revenues achieved will exceed the cost of re-entry and completion of the well and connection to a pipeline. In addition, if natural gas is produced, the amount of revenues will vary in accordance with market prices for natural gas and the amount of gas produced from the well.

We incurred expenses in the amount of $29,316 for the six month period ended June 30, 2003, compared to $15,170 for the six month period ended June 30, 2002. We incurred expenses in the amount of $19,908 for the three month period ended June 30, 2003, compared to $9,971 for the three month period ended June 30, 2002. The increases in expenditures for the six month and three month periods ending on June 30, 2003 compared with 2002 are primarily attributable to significant expenditures for travel and business development expenses associated with the identification of a prospective gas property and the negotiation of the participation agreement for the LNR No. 1 Well. We incurred professional fees in the amount of $5,533 during the six month period ended June 30, 2003, compared to $9,719 for the six month period ended June 30, 2002. We incurred professional fees in the amount of $2,253 during the three month period ended June 30, 2003, compared to $6,844 for the three month period ended June 30, 2002. These professional fees were primarily attributable to compliance with our reporting requirements as a reporting company under the Securities Exchange Act of 1934.

We did not incur any mineral claims exploration expenditures during the three month period ended June 30, 2003.

Our operating expenses will increase if we are able to achieve the required financing and participate in the re-entry of the natural gas well.

We incurred a loss of $29,316 for the six month period ended June 30, 2003, compared to a loss of $15,170 for the six month period ended June 30, 2002. We incurred a loss of $19,918 for the three month period ended June 30, 2003, compared to a loss of $9,971 for the three month period ended June 30, 2002. Our loss is entirely attributable to our operating expenses.

Liquidity And Capital Resources

We had cash of $1,171 as of June 30, 2003 compared to cash of $347 as of December 31, 2002. We had a working capital deficit of $39,996 as of June 30, 2003 compared to working capital deficit of $11,169 as of December 31, 2002.

We will require additional financing in the approximate amount of $325,000 in order to enable us to proceed with our plan of operations. Our cash requirements are in excess of our current cash resources. Accordingly, we will require additional financing in order to pursue our plan of operations. We plan to pursue equity financing through sales of shares of our common stock and/or convertible securities, including share purchase warrants in order to enable us to participate in the aforementioned property. We presently do not have any arrangements in place for financing. Accordingly, there is no assurance that we will be able to obtain the financing required to enable us to participate in the development of the property and to achieve revenues.

We have not purchased or sold any plant or significant equipment and do not expect to do so in the foreseeable future.

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. J. Stephen Barley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.     Changes in Securities

We did not complete any unregistered sales of our common stock during our fiscal quarter ended June 30, 2003.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2003.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
10.2	Letter Agreement dated June 19, 2003 between the Company and Jerry H. Clay (2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form SB-2 Registration Statement, as amended on June 25, 2001.
(2)	Previously filed as an exhibit to a Current Report filed on Form 8-K on July 3, 2003
(3)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2003. However, we did file a Current report on Form 8-K on July 3, 2003 announcing the agreement to participate in the re-entry of a natural gas well in Anderson County, Texas.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

Date: August 12, 2003

TUSCANY MINERALS, LTD.

By:    /s/ J. Stephen Barley
        J. STEPHEN BARLEY
        President, Secretary and Treasurer
        Director