Form 10QSB
period 2003-09-30
TUSCANY MINERALS LTD
filed 2003-11-14
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month period (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,538,000 Shares of $.001 par value Common Stock outstanding as of November 10, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

TUSCANY MINERALS, LTD.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.
(A Development Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$1,337	$347
Prepaid expenses	11,345	-
	$12,682	$347

LIABILITIES

Current
Accounts payable and accrued liabilities	$39,271	$7,999
Notes payable (Note 5)	18,785	3,517
Promissory note payable (Note 6)	198,664	-
	256,720	11,516

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per
share

Issued and outstanding:
12,538,000 Common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(320,008)	(87,093)

Cumulative Translation Adjustment	(30)	(76)
	(244,038)	(11,169)

	$12,682	$347

TUSCANY MINERALS, LTD.
(A Development Stage Company)

INTERIM STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					DATE OF
					ORGANIZATION
					OCTOBER 5
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2003	2002	2003	2002	2003

Expenses
Office and sundry	$265	$37	$399	$123	$1,989
Consulting fee	3,193	-	3,193	-	3,193
Professional fees	2,765	3,189	8,298	12,908	61,450
Oil and gas property
exploration
expenditures	184,580	-	184,580	-	184,580
Mineral property option
payment	-	638	-	1,298	3,428
Mineral property
exploration
expenditure	-	-	-	-	8,500
Filing and stock transfer
fees	238	-	263	205	1,878
Management fee	2,250	2,250	6,750	6,750	25,500
Interest	2,943	-	3,381	-	3,439
Travel and business
development	7,365	-	26,051	-	26,051

Net Loss For The Period	$203,599	$6,114	$232,915	$21,284	$320,008

Basic And Diluted Loss
Per Share	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Number
Of Shares Outstanding
	12,538,000	12,538,000	12,538,000	12,538,000

Comprehensive Income
Net loss for the period	$(203,599)	$(6,114)	$(232,915)	$(21,284)	$(320,008)
Foreign currency
translation adjustment	7	(20)	46	15	(30)

Total Comprehensive
Loss	$(203,592)	$(6,134)	$(232,869)	$(21,269)	$(320,038)

TUSCANY MINERALS, LTD.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					DATE OF
					ORGANIZATION
					OCTOBER 5
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2003	2002	2003	2002	2003

Cash Flows From Operating
Activity
Net loss for the period	$(203,599)	$(6,114)	$(232,915)	$(21,284)	$(320,008)

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activity
Accounts payable and accrued
liabilities	13,110	4,906	31,272	4,542	39,271
Prepaid expenses	(11,345)	-	(11,345)	-	(11,345)
	(201,834)	(1,208)	(212,988)	(16,742)	(292,082)

Cash Flows From Financing
Activity
Share subscriptions	-	-	-	-	76,000
Notes payable	3,329	638	15,268	638	18,785
Promissory note payable	198,664	-	198,664	-	198,664
	201,993	638	213,932	638	293,449

Effect Of Exchange Rate
Changes On Cash	7	(20)	46	15	(30)

(Decrease) Increase In Cash	166	(590)	990	(16,089)	1,337

Cash, Beginning Of Period	1,171	1,046	347	16,545	-

Cash, End Of Period	$1,337	$456	$1,337	$456	$1,337

TUSCANY MINERALS, LTD.
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE	CUMULATIVE
			PAID-IN	EXPLORATION	TRANSLATION
	SHARES	AMOUNT	CAPITAL	STAGE	ADJUSTMENT	TOTAL

November - Shares issued
for cash at $ 0.001	6,500,000	$6,500	$-	$-	$-	$6,500
November - Shares issued
for cash at $ 0.01	6,000,000	6,000	54,000	-	-	60,000
December - Shares issued
for cash at $ 0.25	38,000	38	9,462	-	-	9,500
Translation adjustment	-	-	-	-	660	660
Net loss for the period	-	-	-	(7,310)	-	(7,310)

Balance, December 31,
2000	12,538,000	12,538	63,462	(7,310)	660	69,350

Translation adjustment	-	-	-	-	(752)	(752)
Net loss for the year	-	-	-	(54,811)	-	(54,811)

Balance, December 31,
2001	12,538,000	12,538	63,462	(62,121)	(92)	13,787

Translation adjustment	-	-	-	-	16	16
Net loss for the year	-	-	-	(24,972)	-	(24,972)

Balance, December 31,
2002	12,538,000	12,538	63,462	(87,093)	(76)	(11,169)

Translation adjustment	-	-	-	-	46	46
Net loss for the period	-	-	-	(232,915)	-	(232,915)

Balance, September 30,
2003	12,538,000	$12,538	$63,462	$(320,008)	$(30)	$(244,038)

TUSCANY MINERALS, LTD.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS
	a)	Organization The Company was incorporated in the State of Nevada, U.S.A., on October 5, 2000.
b)

Development Stage Activities

The Company is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. The Company’s entry into the natural gas and oil business began on June 2003 with the acquisition of a working interest in a re-entry of a natural gas well (Note 4). Prior to this, the Company was engaged in the acquisition and exploration of mining properties.

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $320,008 for the period from October 5, 2000 (inception) to September 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas property. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TUSCANY MINERALS, LTD.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES
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

b)

Mineral Property Option Payments and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs have been expensed.

	c)	Joint Ventures All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.
4.

OIL AND GAS PROPERTY

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

On September 10, 2003, the re-entry work on the natural gas well was abandoned. The exploration costs has been changed to operations as at September 30, 2003.

TUSCANY MINERALS, LTD.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

5.	NOTES PAYABLE Notes payable are unsecured, payable on demand, and bear interest at 8% per annum. $15,757 of the notes payable are due to an associated company with a common director.
6.	PROMISSORY NOTE The promissory note bears interest at 8% per annum and is repayable in full on January 28, 2004.
7.	RELATED PARTY The Company paid a management fee of $6,750 (2002 - $6,750) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

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

Overview

We are an exploration stage company that has to date been engaged in the acquisition and exploration of mineral and oil and gas properties.

We formerly owned an option to acquire an interest in the mineral claim known as "Holy Cross mineral claim." We were unable to maintain our interest in this mineral claim due to our inability to raise financing to pursue exploration of the mineral claim. Subsequent to our losing our interest in this mineral claim, we entered into negotiations with a Texas based group of investors for the acquisition of targeted producing oil and gas properties. On June 19, 2003, we entered into an agreement to participate in the re-entry of a natural gas well in the Tennessee Colony East (Rodessa) Field located in Anderson County, Texas, and the connection of the well to a pipeline.

We conducted a drilling program to re-enter the well with the objective of commencing production from the well. The re-entry program was not successful and we determined to abandon the well. Subsequent to abandonment, we entered into an agreement with the party who controls a 11/12 interest in the well regarding the abandonment of the well.

Our current plan of operations is to either to (i) commence a further attempt to re-enter the well if a new and acceptable method of drilling can be found; or (ii) acquire an interest in a new prospective or existing mineral property or a prospective or producing gas property. We have not entered into any definitive agreements to date for an acquisition in any new property and there is no assurance that we will be able to enter into any definitive agreements. We anticipate that any further drilling program or any new acquisition will require that we raise additional financing. There is no assurance that we would be able to achieve the financing necessary to enable us to pursue our plan of operations.

LNR No. 1 Well

We entered into an agreement on June 19, 2003 to participate in the re-entry of a natural gas well in the Tennessee Colony East (Rodessa) Field located in Anderson County, Texas, and the connection of the well to a pipeline. The execution of the agreement followed our negotiations with a Texas based group of independent oil and gas operators for the acquisition of targeted producing and prospective gas properties.

The well is known as the LNR No. 1 Well and is located on 527.23 acres of property in Anderson County, Texas. We entered into an agreement with an arms-length party who controls 11/12ths of the undivided mineral interest in the property. Production from the property was subject to required payments of royalties and overriding royalty interests totalling no more than 25% of the production from the property.

Under the terms of the agreement, we agreed to pay for two-thirds (66.66%) of 11/12ths of the costs attributable to re-entering, completing and connecting the LNR No. 1 Well to a pipeline. The remaining one-third (33.33%) of the 11/12ths was to be paid for by an independent operating company that would also carry out the development work on the well. The agreement also provided that we would pay $30,250 for leasehold costs up front in respect of leasehold costs. In consideration for this undertaking, we were to receive a 50% working interest in the well, subject to the 25% royalty interests. This interest represents a six-sixteenths (6/16th) net revenue interest in the well.

We undertook a re-entry drilling program on the well in our third quarter with the objective of commencing gas production from the well. The objective of the re-entry program was to re-enter the well, drill out the remaining cement plugs, re-perforate the targeted Rodessa formation and flow test the well. The drilling program was completed at a cost of $192,350. The drilling program was not successful due to difficulties encountered in gaining access to the targeted Rodessa formation. As a result of these difficulties, the well was plugged and the drilling program abandoned at the end of September 2003.

We entered into an agreement with Jerry H. Clay, the party controlling an 11/12 interest in the well, regarding the abandonment of the well. We conveyed to Mr. Clay our interest in the well, subject to a right to participate in the drilling of a new well on the lands, and Mr. Clay agreed to assume all liabilities associated with plugging and abandoning the well.

We may commence a further attempt to re-enter the well if a new and acceptable method of drilling can be found.

We plan to continue to pursue negotiations for acquisitions of interests in additional prospective gas properties. There is no assurance that we will be able to finance the acquisition of an interest in any additional well or finance its participation in any operating agreement for the placing of any prospective gas well into production.

Plan of Operations

Our current plan of operations is to either to (i) commence a further attempt to re-enter the well if a new and acceptable method of drilling can be found; or (ii) acquire an interest in a new prospective or existing mineral property or a prospective or producing gas property. We have not entered into any definitive agreements to date for an acquisition in any new property and there is no assurance that we will be able to enter into any definitive agreements. We anticipate that any further drilling program or any new acquisition will require that we raise additional financing. We presently do not have any arrangements in place for financing. There is no assurance that we will be able to achieve the financing necessary to enable us to pursue our plan of operations. As we have minimal capital, it is unlikely that we will be able to acquire an interest in more than one property. In addition, even if we are able to acquire an interest in a mineral property or an oil and gas property and achieve the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

We currently have no employees, other than our sole officer, Mr. J. Stephen Barley, a director and our president, secretary and treasurer, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

We anticipate that we will incur the following expenses over the next twelve months:

1.	$25,000 in connection with our targeting, evaluating and negotiating potential mineral exploration or oil and gas properties;

2.	$10,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

3.	$9,000 for consulting fees to be paid pursuant to our management agreement with C.H.M. Consulting Inc. for its management services and the services of Mr. Barley.

In addition, we will incur further expenses if we are successful in entering into an agreement to acquire an interest in a prospective or existing mineral property or a prospective or producing oil or gas property. In addition to the acquisition cost, we will require further funds to carry out a development program on the property. It is not possible to estimate these funding requirements until such time as we are able to enter into a definitive agreement to acquire an interest in a property.

Accordingly, we require a minimum of approximately $44,000 to proceed with our plan of operations over the next twelve months, exclusive of any acquisition or development costs. This amount may increase if we are required to carry our due diligence investigations of any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $1,337 and a working capital deficit in the amount of $244,038 as of September 30, 2002, we do not have sufficient working capital to enable us to carry out our stated plan of operations for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results Of Operations for the Periods ended September 30, 2003

We did not earn any revenues during the either the nine month or the three month period ended September 30, 2003. We do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral property or an oil and gas property and we are successful in completing the commercial development of the property.

We incurred expenses in the amount of $232,915 for the nine month period ended September 30, 2003, compared to $21,284 for the nine month period ended September 30, 2002. We incurred expenses in the amount of $203,599 for the three month period ended September 30, 2003, compared to $6,114 for the three month period ended September 30, 2002. The increases in expenditures for the nine month and three month periods ending on September 30, 2003 compared with 2002 are primarily attributable to the completion of the re-entry drilling program on the LNR No.1 well. We incurred oil and gas property exploration expenditures in the amount of $184,580 during the three month and nine month periods ended September 30, 2003.

We incurred professional fees in the amount of $8,298 during the nine month period ended September 30, 2003, compared to $12,908 for the nine month period ended September 30, 2002. We incurred professional fees in the amount of $2,765 during the three month period ended September 30, 2003, compared to $3,189 for the three month period ended September 30, 2002. These professional fees were primarily attributable to compliance with our reporting requirements as a reporting company under the Securities Exchange Act of 1934.

We incurred travel and business and development expenses in the amount of $26,051 during the nine month period ended September 30, 2003, compared to $nil for the nine month period ended September 30, 2002. We incurred travel and business and development expenses in the amount of $7,365 during the three month period ended September 30, 2003, compared to $nil for the three month period ended September 30, 2002. The increase in travel and business and development expenses was associated with our identification and negotiation of an interest in the LNR No.1 well and our completion of the drilling program on the LNR No.1 well.

We incurred a loss of $232,915 for the nine month period ended September 30, 2003, compared to a loss of $21,284 for the nine month period ended September 30, 2002. We incurred a loss of $203,599 for the three month period ended September 30, 2003, compared to a loss of $6,114 for the three month period ended September 30, 2002. Our increased loss is primarily attributable to our drilling program on the LNR No. 1 well completed during our third quarter.

Liquidity And Capital Resources

We had cash of $1,337 as of September 30, 2003 compared to cash of $347 as of December 31, 2002. We had a working capital deficit of $244,038 as of September 30, 2003 compared to working capital deficit of $11,169 as of December 31, 2002.

We financed our operations during our third quarter through a loan obtained from a third party. We borrowed the principal sum of $196,050 under this loan which was outstanding in the amount of $198,664 as of September 30, 2003. The loan is repayable on or before January 28, 2004 and bears interest at the rate of 8% per annum.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above under Plan of Operations. In addition, we anticipate that we will require a minimum of approximately $44,000 over the next twelve months to pay for our ongoing expenses. These expenses include management expenses payable to C.H.M. Consulting and professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our accrued liabilities. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We have not purchased or sold any plant or significant equipment and do not expect to do so in the foreseeable future.

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. J. Stephen Barley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.     Changes in Securities

We did not complete any unregistered sales of our common stock during our fiscal quarter ended September 30, 2003.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2003.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
10.2	Letter Agreement dated June 19, 2003 between the Company and Jerry H. Clay (2)
10.3	Letter Agreement dated June 19, 2003 between the Company and Jerry H. Clay (3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form SB-2 Registration Statement, as amended on June 25, 2001.

(2)	Previously filed as an exhibit to a Current Report filed on Form 8-K on July 3, 2003.

(3)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

During our fiscal quarter ended September 30, 2003, we filed a Current report on Form 8-K on July 3, 2003 announcing our agreement to participate in the re-entry of a natural gas well in Anderson County, Texas. We have not filed any Current Reports on Form 8-K since September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

TUSCANY MINERALS, LTD.

Date: November 13, 2003	By:	/s/ J. Stephen Barley

J. STEPHEN BARLEY
President, Secretary and Treasurer
Director