Form 10KSB
period 2003-12-31
TUSCANY MINERALS LTD
filed 2004-03-30
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended DECEMBER 31, 2003

☐   Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-32981

TUSCANY MINERALS, LTD.
(Name of small business issuer in its charter)

NEVADA	98-0335259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2060 Gisby Street
West Vancouver, British Columbia	V7V 4N3
(Address of principal executive offices)	(Zip Code)

604-926-4300
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK,
PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $8,509,050 as of March 19, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,538,000 Shares of Common Stock, as of March 19, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

TUSCANY MINERALS, LTD.
FORM 10-KSB

PART I

ITEM 1.             DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Tuscany's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Tuscany files with the SEC. These factors may cause Tuscany's actual results to differ materially from any forward-looking statement. Tuscany disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

On June 19, 2003, we entered into an agreement to participate in the re-entry of a natural gas well in the Tennessee Colony East (Rodessa) Field located in Anderson County, Texas, and the connection of the well to a pipeline. During fiscal 2003, we conducted a drilling program to re-enter the well with the objective of commencing production from the well. The re-entry program was not successful and we determined to abandon the well. Subsequent to abandonment, we entered into an agreement with the party who controls a 11/12 interest in the well regarding the abandonment of the well.

Our current plan of operations is to seek out the acquisition of an interest in a prospective or existing mineral property or a prospective or producing oil and gas property or other oil and gas resource related projects. We have not entered into any definitive agreements to date for an acquisition in any new property and there is no assurance that we will be able to enter into any definitive agreements. We anticipate that any further drilling program or any new acquisition will require that we raise additional financing. There is no assurance that we would be able to achieve the financing necessary to enable us to pursue our plan of operations.

CORPORATE ORGANIZATION

We were incorporated on October 5, 2000 under the laws of the state of Nevada.

We acquired an option to acquire an interest in the Holy Cross mineral claim situated in the Province of British Columbia, Canada on December 8, 2000. This option was terminated by agreement in November 2002.

GAS EXPLORATION ACTIVITIES DURING 2003

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

The well is known as the LNR No. 1 Well and is located on 527.23 acres of property in Anderson County, Texas. We entered into an agreement with an arms-length party who controls 11/12ths of the undivided mineral interest in the property. Production from the property was subject to required payments of royalties and overriding royalty interests totaling no more than 25% of the production from the property.

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

We undertook a re-entry drilling program on the well in our third quarter with the objective of commencing gas production from the well. The objective of the re-entry program was to re-enter the well, drill out the remaining cement plugs, re-perforate the targeted Rodessa formation and flow test the well. Our proportionate share of the cost of the drilling and re-entry program was $192,350. The drilling program was not successful due to difficulties encountered in gaining access to the targeted Rodessa formation. As a result of these difficulties, we determined to abandon the drilling program at the end of September 2003.

We entered into an agreement with Jerry H. Clay, the party controlling an 11/12 interest in the well, regarding the abandonment of the well. We conveyed to Mr. Clay our interest in the well, subject to a right to participate in the drilling of a new well on the lands, and Mr. Clay agreed to assume all liabilities associated with plugging and abandoning the well.

We plan to continue to pursue negotiations for acquisitions of interests in additional prospective gas properties or other oil and gas resource related projects. There is no assurance that we will be able to finance the acquisition of an interest in any additional well or finance its participation in any operating agreement for the placing of any prospective gas well into production.

OUR CURRENT PLAN OF OPERATIONS

We currently have no business assets or revenue generating properties.

Our current plan of operations is to seek out the acquisition of an interest in a prospective or existing mineral property or a prospective or producing oil and gas property or other oil and gas resource related projects. As we have minimal capital, it is unlikely that we will be able to acquire an interest in more than one property without completing a financing. We presently do not have any arrangements in place for financing. There is no assurance that we will be able to achieve the financing necessary to enable us to pursue our plan of operations.

Our current plan of operations is to acquire an interest in a new prospective or existing mineral property or a prospective or producing gas property or other oil and gas resource related project . We have not entered into any definitive agreements to date for an acquisition in any new property and there is no assurance that we will be able to enter into any definitive agreements. We anticipate that any further drilling program or any new acquisition will require that we raise additional financing. We presently do not have any arrangements in place for financing. There is no assurance that we will be able to achieve the financing necessary to enable us to pursue our plan of operations. As we have minimal capital, it is unlikely that we will be able to acquire an interest in more than one property. In addition, even if we are able to acquire an interest in a mineral property or an oil and gas property and achieve the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

HOLY CROSS MINERAL CLAIMS – 2000 TO 2002

We formerly owned an option to acquire an interest in the mineral claim known as "Holy Cross mineral claim." The Holy Cross mineral claim is a twenty-unit mineral claim situated in the Omineca Mining Division in the Province of British Columbia, Canada. We were unable to maintain our interest in this mineral claim due to our inability to raise financing to pursue exploration of the mineral claim.

We obtained our interest in the Holy Cross mineral property pursuant to an option agreement dated December 8, 2000 between Mr. Geoffrey N. Goodall and ourselves. Mr. Goodall is the owner of the Holy Cross mineral property and was previously one of our directors.

We completed an initial exploration program on the Holy Cross mineral property in 2001. However, we were unable to raise additional financing either to pay the amounts due under the option agreement or to incur the exploration expenditures required by the option agreement. As a result, we were unable to satisfy the conditions required for us to retain our interest in the option for the Holy Cross mineral claims. The option agreement and our interest in the Holy Cross mineral claims was terminated by agreement with Mr. Goodall on November 18, 2002. Under the terms of the termination agreement, we have no further liability to Mr. Goodall under the option agreement or otherwise in respect of the Holy Cross mineral claims.

COMPETITION

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

The management services of C.H.M. Consulting include the provision of the management services of Mr. Stephen Barley, our president, secretary and treasurer, and office administration services. The management services provided by Mr. Barley include carrying out the management and direction of our business, including managing and supervising and coordinating our mineral exploration activities. Mr. Barley provides these services on a part-time basis and these services require approximately 15% of Mr. Barley’s business time. Office administration services include the provision of our office, including telephone and computer services.

We do not pay any compensation to Mr. Barley solely for serving as a director on our board of directors.

We conduct our business largely through agreements with consultants and arms-length third parties.

EXPLORATION EXPENDITURES

We have incurred mineral property exploration expenditures in the amount of $8,500 to date. We incurred oil and gas property exploration expenditures in the amount of $205,657 during 2003.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

If We Do Not Obtain Additional Financing, Our Business Will Fail

We had cash in the amount of $639 and a working capital deficit of $282,882 as of December 31, 2003. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the acquisition of a new prospective mineral or prospective oil and/ or gas property. Our acquisition of an interest in a new property will be subject to our achieving the financing necessary for us to acquire the interest. We will also require additional financing in order to carry out exploration or production of any property in which we are able to acquire an interest. We will require additional financing to sustain our business operations in view of the fact that we will incur the cost of acquisition and additional development prior to achieving revenues. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of our prospective property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

Because There Is No Assurance That We Will Generate Revenues, We Face A High Risk of Business Failure

We do not have an interest in any business or revenue generating properties. We were incorporated in October 2000 and to date have been involved primarily in organizational activities and the acquisition and exploration of mineral and oil and gas properties in which we no longer have an interest. We have not earned any revenues as of the date of this Annual Report and have never been profitable. Prior to our being able to generate revenues, we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the Speculative Nature of Exploration of Natural Resource Properties, There is Substantial Risk that This Business Will Fail

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

Mr. Barley presently spends approximately 15% of his business time on business management services for our company. While Mr. Barley presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Barley from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Barley may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels. Competing demands on Mr. Barley’s business time may cause Mr. Barley to have differing interests in approving significant corporate transactions than other stockholders.

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

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2003.

PART II

ITEM 5.             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock are currently trading on the OTC Bulletin Board under the stock symbol TCAY. The Company’s shares were traded under the stock symbol TCAY commencing October 2001. The high and the low bid information for our shares of common stock for each quarter of actual trading were:

QUARTER	HIGH ($)	LOW ($)
Fourth Quarter 2001	$5.10	$2.00
First Quarter 2002	$7.00	$1.50
Second Quarter 2002	$1.50	$1.50
Third Quarter 2002	$1.50	$1.50
Fourth Quarter 2002	$1.25	$1.50
First Quarter 2003	$1.35	$1.25
Second Quarter 2003	$1.35	$1.35
Third Quarter 2003	$1.35	$1.35
Fourth Quarter 2003	$1.35	$1.35

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of the date of March 19, 2004, there were 43 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

We did not complete any sales of our common stock during our fiscal year ended December 31, 2003.

ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Our current plan of operations is to acquire an interest in a new prospective or existing mineral property or a prospective or producing gas property or other oil and gas resource related projects. We have not entered into any definitive agreements to date for an acquisition in any new property and there is no assurance that we will be able to enter into any definitive agreements. We anticipate that any further drilling program or any new acquisition will require that we raise additional financing. We presently do not have any arrangements in place for financing. There is no assurance that we will be able to achieve the financing necessary to enable us to pursue our plan of operations. As we have minimal capital, it is unlikely that we will be able to acquire an interest in more than one property. In addition, even if we are able to acquire an interest in a mineral property or an oil and gas property and achieve the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

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

Accordingly, we require a minimum of approximately $44,000 to proceed with our plan of operations over the next twelve months, exclusive of any acquisition or development costs. This amount may increase if we are required to carry our due diligence investigations of any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $639 and a working capital deficit in the amount of $282,882 as of December 31, 2003, we do not have sufficient working capital to enable us to carry out our stated plan of operations for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results Of Operations for the Year Ended December 31, 2003

We did not earn any revenues during the years ended December 31, 2003 or December 31, 2002. We do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral property or an oil and gas property and we are successful in completing the commercial development of the property.

We incurred expenses in the amount of $271,508 for the year ended December 31, 2003, compared to $24,972 for the year ended December 31, 2002. The increases in expenditures for 2003 compared with 2002 are primarily attributable to the unsuccessful completion of the re-entry drilling program on the LNR

No.1 well. We incurred oil and gas property exploration expenditures in the amount of $205,657 during the year ended December 31, 2003.

We incurred professional fees in the amount of $12,228 during the year ended December 31, 2003, compared to $14,251 for the year ended December 31, 2002. These professional fees were primarily attributable to compliance with our reporting requirements as a reporting company under the Securities Exchange Act of 1934.

We incurred travel and business and development expenses in the amount of $32,788 during the year ended December 31, 2003, compared to $nil for the year ended December 31, 2002. The increase in travel and business and development expenses was associated with our identification and negotiation of an interest in the LNR No.1 well and our unsuccessful completion of the drilling and re-entry program on the LNR No.1 well.

We incurred a loss of $271,508 for the year ended December 31, 2003, compared to a loss of $24,972 for the year ended December 31, 2002. Our increased loss is primarily attributable to our unsuccessful drilling and re-entry program on the LNR No. 1 well completed during our third quarter.

Liquidity And Capital Resources

We had cash of $639 as of December 31, 2003 compared to cash of $347 as of December 31, 2002. We had a working capital deficit of $282,882 as of December 31, 2003 compared to working capital deficit of $11,169 as of December 31, 2002.

We financed our operations during 2003 through a loan obtained from a third party. We borrowed the principal sum of $196,050 under this loan which was outstanding in the amount of $202,585 as of December 31, 2003. The loan bears interest at the rate of 8% per annum and was originally repayable on or before January 28, 2004. We have negotiated an extension to the maturity date for this loan to July 28, 2004. As consideration for this extension, we have agreed to pay to the lender an additional payment of $25,000 on maturity of the loan in addition to accrued interest.

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

ITEM 7.             FINANCIAL STATEMENTS.

Included with this Annual Report on Form 10-KSB are our audited financial statements for the year ended December 31, 2003 that are comprised of the following:

1.	Auditors’ Report;

2.	Audited Financial Statements for the year ended December 31, 2003, including:

	a.	Balance Sheets as at December 31, 2003 and 2002;

	b.	Statements of Loss for the years ended December 31, 2003 and 2002;

	c.	Statements of Cash Flows for the years ended December 31, 2003 and 2002;

	d.	Statements of Stockholders’ Deficiency for the years ended December 31, 2003 and 2002;

	e.	Notes to Financial Statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Tuscany Minerals, Ltd.
(An exploration stage company)

We have audited the balance sheets of Tuscany Minerals, Ltd. (an exploration stage company) as at December 31, 2003 and 2002, and the statements of loss, cash flows, and stockholders’ deficiency for the years ended December 31, 2003 and 2002, and for the cumulative period from inception, October 5, 2000, to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $358,601 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.	“Morgan & Company”

February 18, 2004	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$639	$347

LIABILITIES

Current
Accounts payable and accrued liabilities	$56,718	$7,999
Notes payable (Note 4)	24,218	3,517
Promissory note and accrued interest payable (Note 5)	202,585	-
	283,521	11,516

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 Common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(358,601)	(87,093)

Cumulative Translation Adjustment	(281)	(76)
	(282,882)	(11,169)

	$639	$347

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF LOSS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			ORGANIZATION
			OCTOBER 5
	YEARS ENDED		2000 TO
	DECEMBER 31		DECEMBER 31
	2003	2002	2003

Expenses
Office and sundry	$438	$218	$2,028
Consulting fee	3,193	-	3,193
Professional fees	12,228	14,251	65,380
Oil and gas property exploration
expenditures	205,657	-	205,657
Mineral property option payment	-	1,298	3,428
Mineral property exploration
expenditure	-	-	8,500
Filing and stock transfer fees	468	205	2,083
Management fee	9,000	9,000	27,750
Interest	7,736	-	7,794
Travel and business development	32,788	-	32,788

Loss For The Period	$271,508	$24,972	$358,601

Basic And Diluted Loss Per Share	$(0.02)	$(0.01)

Weighted Average Number Of Shares
Outstanding	12,538,000	12,538,000

Comprehensive Income
Net loss for the period	$(271,508)	$(24,972)	$(358,601)
Foreign currency translation
adjustment	(281)	(76)	(281)

Total Comprehensive Loss	$(271,789)	$(25,048)	$(358,882)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			ORGANIZATION
			OCTOBER 5
	YEARS ENDED		2000 TO
	DECEMBER 31		DECEMBER 31
	2003	2002	2003

Cash Flows From Operating Activity
Net loss for the period	$(271,508)	$(24,972)	$(358,601)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activity
Accounts payable and accrued liabilities	48,719	5,241	56,718
	(222,789)	(19,673)	(301,883)

Cash Flows From Financing Activities
Notes payable	20,701	3,459	24,218
Share subscriptions	-	-	76,000
Promissory note payable	202,585	-	202,585
	223,286	3,459	302,803

Effect Of Exchange Rate Changes On Cash	(205)	16	(281)

(Decrease) Increase In Cash	292	(16,198)	639

Cash, Beginning Of Period	347	16,545	-

Cash, End Of Period	$639	$347	$639

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE	CUMULATIVE
			PAID-IN	EXPLORATION	TRANSLATION
	SHARES	AMOUNT	CAPITAL	STAGE	ADJUSTMENT	TOTAL

November - Shares issued
for cash at $ 0.001	6,500,000	$6,500	$-	$-	$-	$6,500
November - Shares issued
for cash at $ 0.01	6,000,000	6,000	54,000	-	-	60,000
December - Shares issued
for cash at $ 0.25	38,000	38	9,462	-	-	9,500
Translation adjustment	-	-	-	-	660	660
Net loss for the period	-	-	-	(7,310)	-	(7,310)

Balance, December 31, 2000	12,538,000	12,538	63,462	(7,310)	660	69,350
Translation adjustment	-	-	-	-	(752)	(752)
Net loss for the year	-	-	-	(54,811)	-	(54,811)

Balance, December 31, 2001	12,538,000	12,538	63,462	(62,121)	(92)	13,787
Translation adjustment	-	-	-	-	16	16
Net loss for the year	-	-	-	(24,972)	-	(24,972)

Balance, December 31, 2002	12,538,000	12,538	63,462	(87,093)	(76)	(11,169)
Translation adjustment	-	-	-	-	(205)	(205)
Net loss for the year	-	-	-	(271,508)	-	(271,508)

Balance, December 31, 2003	12,538,000	$12,538	$63,462	$(358,601)	$(281)	$(282,882)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $358,601 for the period from October 5, 2000 (inception) to December 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DECEMBER 31, 2003 AND 2002
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

d)

Mineral Property Option Payments and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

e)

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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Foreign Currency Translation The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

g)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

h)

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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

3.

OIL AND GAS PROPERTY (Continued)

During September 2003, the re-entry work on the natural gas well was abandoned and the Company entered into an agreement to terminate the well acquisition agreement. The exploration costs incurred to September 30, 2003 has been charged to operations.

4.	NOTES PAYABLE Notes payable are unsecured, payable on demand, and bear interest at 8% per annum. $16,059 of the notes payable are due to an associated company with a common director.

5.

PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

The promissory note bears interest at 8% per annum and is repayable in full on January 28, 2004. Subsequent to the year end, the Company entered into a loan extension agreement whereby the expiry date was extended to July 28, 2004 with a balloon payout payment of $25,000 in addition to accrued interest.

6.	RELATED PARTIES

	i)	The Company paid a management fee of $9,000 (2001 - $9,000) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

	ii)	The Company paid mineral property exploration expenditures of $Nil (2002 - $Nil) and option payments of $Nil in 2003 (2002 - $1,298) to a director of the Company.

ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.          CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, J. Stephen Barley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal year ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART III

ITEM 9.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of March 19, 2004 are as follows:

DIRECTORS:

Name of Director	Age
J. Stephen Barley	47

EXECUTIVE OFFICERS:

Name of Officer	Age	Office
J. Stephen Barley	47	President, Secretary, Treasurer and Chief Executive Officer

Set forth below is a brief description of the background and business experience of Mr. J. Stephen Barley, our sole executive officer and director, for the past five years.

Mr. J. Stephen Barley is our president, secretary, treasurer and chief executive officer and is a member of our board of directors. Mr. Barley was appointed to our board of directors on October 5, 2000. Mr. Barley was appointed as our president on October 5, 2000. Mr. Barley received his Bachelor of Commerce degree from the Mount Allison University in New Brunswick, Canada in 1979. He received his law degree from Dalhousie University in Nova Scotia, Canada in 1982. Mr. Barley practiced as a lawyer with Casey & O’Neill and successor firms from 1984 to 1991. Mr. Barley practiced as a lawyer with J. Stephen Barley Personal Law Corporation from 1992 to 1997. Mr. Barley specialized in the areas of corporate and securities law during the time of his private practice as a lawyer with Casey & O’Neill and J. Stephen Barley Personal Law Corporation. Mr. Barley’s clients included a number of publicly traded companies involved in the business of mineral exploration. Mr. Barley has been involved as a corporate finance consultant and as a director and investor in several private and public business ventures since 1997. Mr. Barley is a member in good standing of the Law Society of British Columbia and the Law Society of Alberta. Mr. Barley was the president, secretary, treasurer and a director of Copper Valley Minerals Ltd. from February 1999 to October 2001. Copper Valley Minerals Ltd.(now known as Dtomi, Inc.) is a reporting company under the Securities Exchange Act of 1934 and is a company whose shares are traded on the OTC Bulletin Board. Mr. Barley was appointed a director of New Century Equity Holdings, Corp, a Nasdaq listed company, from December 2000 to December 2002. Mr. Barley also became a director of NetDriven Solutions Inc. on March 30, 2001, a Toronto Stock Exchange listed public IT securities company.

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

AUDIT COMMITTEE

We presently do not have an audit committee of our board of directors.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to this Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

ITEM 10.          EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information as to Mr. J. Stephen Barley, our chief executive officer. We do not have any other executive officers. No other compensation was paid to Mr. Barley other than the cash and stock option compensation set forth below.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
J. Stephen Barley(1)	Director and President, Secretary and Treasurer	2003 2002 2001	0 0 0	0 0 0	$9,000 $9,000 $9,750	0 0 0	0 0 0	0 0 0	0 0 0

Notes:
(1)	Compensation attributable to Mr. Barley is paid pursuant to a management between us and C.H.M. Consulting Inc., a private company controlled by Mr. Barley. See below under “Management Agreement”.

STOCK OPTION GRANTS

We did not grant any stock options to any of our officers, directors or employees during our most recent fiscal year ended December 31, 2003. We have also not granted any stock options to any of our officers, directors or employees since December 31, 2003.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors or employees during the financial year ended December 31, 2003. No stock options have been exercised since December 31, 2003.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 19, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and address	Number of Shares	Percentage of
Title of class	of beneficial owner	of Common Stock	Common Stock(1)

Common Stock	J. Stephen Barley	6,325,000 shares	50.4%
	Director, President & CEO
	2060 Gisby Street
	West Vancouver, BC
	Canada V7V 4N3

Common Stock	All Officers and Directors	6,325,000 shares	50.4%
	as a Group that consists of
	one person

(1)	As of March 19, 2004, there were 12,538,000 shares of our common stock issued and outstanding.

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

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters;
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

During fiscal 2002 and 2003, an associated private company of which Mr. J. Stephen Barley, our president and a director, is a director advanced loans to us. A total of $20,701 was advanced during 2003 and $3,459 was advanced during 2002. The loans are outstanding in the amount of $24,218 as of December 31, 2003. The loans are unsecured, payable on demand, and bear interest at a rate of 8% per annum.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
10.2	Letter Agreement dated June 19, 2003 between the Company and Jerry H. Clay (2)
10.3	Letter Agreement dated December 31, 2003 between the Company and Jerry H. Clay (3)
14.1	Code of Ethics (4)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001.

(2)	Previously filed as an exhibit to a Current Report filed on Form 8-K on July 3, 2003.

(3)	Previously filed as an exhibit to our Quarterly Report filed on Form 10-QSB on November 14, 2003.

(4)	Filed as an Exhibit to this Annual Report on Form 10-KSB.

(b)          Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2003.

We have not filed any Current Reports on Form 8-K since December 31, 2003.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During fiscal years 2003 and 2002, we retained our independent auditor, Morgan & Company, Chartered Accountants, to provide services in the following categories and amounts:

Fee Category	2003	2002
Audit Fees	$2,450	$2,310
Audit Related Fees	330	310
Tax Fees	275	-
All Other Fees	-	-
Total of all Fees	$3,055	$2,620

We have considered whether the provision of non-audit services is compatible with maintaining the independence of Morgan & Company and have concluded that it is.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUSCANY MINERALS, LTD.

By:	/s/ J. Stephen Barley
J. Stephen Barley
President, Secretary and Treasurer
Director
Date: March 24, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Stephen Barley
J. Stephen Barley
President, Secretary and Treasurer
(Principal Executive Officer)
Director
Date: March 24, 2004