Form 10QSB
period 2004-03-31
TUSCANY MINERALS LTD
filed 2004-05-14
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  to

Commission file number  000-32981

Tuscany Minerals, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0335259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2060 Gisby Street, West Vancouver, British Columbia Canada V7V 4N3
(Address of principal executive offices)
604.926.4300
(Issuer's telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

12,538,000 common shares issued and outstanding as at April 30, 2004.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2004 include all adjustments necessary in order to ensure that the financial statements are not misleading.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31 2004	DECEMBER 31 2003

ASSETS

Current
Cash	$583	$639

LIABILITIES

Current
Accounts payable and accrued liabilities	$63,473	$56,718
Notes payable and accrued interest payable (Note 4)	24,676	24,218
Promissory note and accrued interest payable (Note 5)	206,506	202,585

	294,655	283,521

STOCKHOLDERS' DEFICIENCY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 Common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(369,789)	(358,601)

Cumulative Translation Adjustment	(283)	(281)

	(294,072)	(282,882)

	$583	$639

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE PERIOD FROM DATE OF ORGANIZATION OCTOBER 5
	THREE MONTHS ENDED MARCH 31		2000 TO MARCH 31
	2004	2003	2004

Expenses
Office and sundry	$55	$89	$2,083
Consulting fee	-	-	3,193
Professional fees	3,053	3,280	68,433
Oil and gas property exploration expenditures	(2,971)	-	202,686
Mineral property option payment	-	-	3,428
Mineral property exploration expenditure	-	-	85,00
Filing and stock transfer fees	616	25	2,699
Management fee	2,250	2,250	30,000
Interest	4,379	172	12,173
Travel and business development	3,806	3,582	36,594

Loss For The Period	$11,188	$9,398	$369,789

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	12,538,000	12,538,000

Comprehensive Income
Net loss for the period	$(11,188)	$(9,398)	$(369,789)
Foreign currency translation adjustment	(283)	(281)	(283)

Total Comprehensive Loss	$(11,471)	$(9,679)	$(370,072)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE PERIOD FROM DATE OF ORGANIZATION OCTOBER 5
	THREE MONTHS ENDED MARCH 31		2000 TO MARCH 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(11,188)	$(9,398)	$(369,789)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	6,755	2,442	63,473
Accrued interest payable	4,379	-	4,379

	(54)	(6,956)	(301,937)

Cash Flows From Financing Activities
Notes payable	-	7,172	24,218
Share subscriptions	-	-	76,000
Promissory note payable	-	-	202,585

	-	7,172	302,803

Effect Of Exchange Rate Changes On Cash	(2)	(11)	(283)

(Decrease) Increase In Cash	(56)	205	583

Cash, Beginning Of Period	639	347	-

Cash, End Of Period	$583	$552	$583

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited interim financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

2. NATURE OF OPERATIONS

a) Organization

The Company was incorporated in the State of Nevada, U.S.A., on October 5, 2000.

b) Development Stage Activities

The Company is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. The Company's entry into the natural gas and oil business began on June 2003 with the acquisition of a working interest in a re-entry of a natural gas well. During September 2003, the re-entry work on the natural gas well was abandoned and the Company entered into an agreement to terminate the well acquisition agreement. The exploration costs incurred to September 30, 2003 has been charged to operations. Prior to this, the Company was engaged in the acquisition and exploration of mining properties.

c) Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $369,789 for the period from October 5, 2000 (inception) to March 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004
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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas exploration and production activities. Acquisition costs, development costs and successful exploration costs are capitalized. Exploratory dry hole costs, lease rental, and geological and geophysical costs are charged to expenses as incurred. Producing properties are depleted by the units-of-production method based on estimated proved reserves. Oil and gas properties are written down when determined to be impaired and written off upon expiration or surrender.

b) Mineral Property Option Payments and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs have been expensed.

c) Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company's proportionate interest in such activities.

d) Use of Estimates

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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

e) Foreign Currency Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i) monetary items at the rate prevailing at the balance sheet date;

ii) non-monetary items at the historical exchange rate;

iii) revenue and expense at the average rate in effect during the applicable accounting period.

f) Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

g) Loss Per Share

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

4. NOTES PAYABLE AND ACCRUED INTEREST PAYABLE

Notes payable are unsecured, payable on demand, and bear interest at 8% per annum. $16,059 of the notes payable are due to an associated company with a common director.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

5. PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

The promissory note bears interest at 8% per annum and is repayable in full on January 28, 2004. The Company entered into a loan extension agreement whereby the expiry date was extended to July 28, 2004 with a balloon payout payment of $25,000 in addition to accrued interest.

6. RELATED PARTY TRANSACTION

The Company paid a management fee of $2,250 (2003 - $2,250) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us" and "our" mean Tuscany Minerals, Ltd.

General Overview

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

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

Accordingly, we require a minimum of approximately $44,000 to proceed with our plan of operations over the next twelve months, exclusive of any acquisition or development costs. This amount may increase if we are required to carry out due diligence investigations of any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $583 and a working capital deficit in the amount of $294,072 as of March 31, 2004, we do not have sufficient working capital to enable us to carry out our stated plan of operations for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Liquidity And Capital Resources

We had cash of $583 as of March 31, 2004 compared to cash of $639 as of December 31, 2003. We had a working capital deficit of $294,072 as of March 31, 2004 compared to working capital deficit of $282,882 as of December 31, 2003.

We financed our operations during our first quarter through borrowing additional funds for working capital.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2003 and the financial statements of our subsidiary for the year ended December 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our current service offerings and any new service offerings that we may introduce, the continuing successful development of our service offerings and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Employees

We currently have no employees, other than our sole officer, Mr. J. Stephen Barley, a director and our president, secretary and treasurer, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

We have adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

We compute loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As we generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

We had cash in the amount of $583 and a working capital deficit of $294,072 as of March 31, 2004. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the acquisition of a new prospective mineral or prospective oil and/or gas property. Our acquisition of an interest in a new property will be subject to our achieving the financing necessary for us to acquire the interest. We will also require additional financing in order to carry out exploration or production of any property in which we are able to acquire an interest. We will require additional financing to sustain our business operations in view of the fact that we will incur the cost of acquisition and additional development prior to achieving revenues. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of our prospective property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We do not have an interest in any business or revenue generating properties. We were incorporated in October 2000 and to date have been involved primarily in organizational activities and the acquisition and exploration of mineral and oil and gas properties in which we no longer have an interest. We have not earned any revenues as of the date of this quarterly report and have never been profitable. Prior to our being able to generate revenues, we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of natural resource properties, there is substantial risk that our business will fail.

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

Even if we discover commercial reserves, we may not be able to successfully obtain commercial production.

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

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail.

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

Because our sole executive officer does not have formal training specific to the technicalities of mineral or oil and gas exploration, there is a higher risk our business will fail.

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

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

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

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD (National Association of Securities Dealers Inc.) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

None.

Exhibit Number/Description
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
10.2	Letter Agreement dated June 19, 2003 between the Company and Jerry H. Clay (2)
10.3	Letter Agreement dated December 31, 2003 between the Company and Jerry H. Clay (3)
14.1	Code of Ethics (4)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001.

(2)	Previously filed as an exhibit to a Current Report filed on Form 8-K on July 3, 2003.

(3)	Previously filed as an exhibit to our Quarterly Report filed on Form 10-QSB on November 14, 2003.

(4)	Previously filed as an Exhibit to our Annual Report filed on Form 10-KSB on March 30, 2004.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ J. Stephen Barley
J. Stephen Barley, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer
Date: May 13, 2004