Form 10QSB
period 2004-06-30
TUSCANY MINERALS LTD
filed 2004-08-04
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

12,538,000 common shares issued and outstanding as at August 3, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2004 include all adjustments necessary in order to ensure that the financial statements are not misleading.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30 2004	DECEMBER 31 2003
ASSETS
Current
Cash	$747	$639

LIABILITIES
Current
Accounts payable and accrued liabilities	$59,700	$56,718
Notes payable and accrued interest payable (Note 4)	36,349	24,218
Promissory note and accrued interest payable (Note 5)	210,427	202,585

	306,476	283,521

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share
Issued and outstanding:
12,538,000 Common shares	12,538	12,538
Additional paid-in capital	63,462	63,462
Deficit Accumulated During The Exploration Stage	(381,444)	(358,601)
Cumulative Translation Adjustment	(285)	(281)

	(305,729)	(282,882)

	$747	$639

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM STATEMENT OF
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30		PERIOD FROM DATE OF ORGANIZATION OCTOBER 5 2000 TO JUNE 30
	2004	2003	2004	2003	2004
Expenses
Office and sundry	$124	$45	$179	$134	$2,207
Consulting	-	--	-	--	3,193
Professional fees	4,124	2,253	7,177	5,533	72,557
Oil and gas property
exploration expenditures	-	--	(2,971)	--	202,686
Mineral property option payment	-	--	-	--	3,428
Mineral property exploration
expenditure	-	--	-	--	8,500
Filing and stock transfer fees	25	--	641	25	2,724
Management fee	2,250	2,250	4,500	4,500	32,250
Interest	4,593	266	8,972	438	16,766
Travel & business development	539	15,104	4,345	18,686	37,133

Net Loss For The Period	$11,655	$19,918	$22,843	$29,316	$381,444

Basic And Diluted Loss Per Share
	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares
Outstanding	12,538,000	12,538,000	12,538,000	12,538,000

Comprehensive Income
Net loss for the period	$(11,655)	$(19,918)	$(22,843)	$(29,316)	$(381,444)
Foreign currency translation
adjustment	(2)	50	(4)	(39)	(285)

Total Comprehensive Loss	$(11,657)	$(19,868)	$(22,847)	$(29,355)$	(381,729)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30		PERIOD FROM DATE OF ORGANIZATION OCTOBER 5 2000 TO JUNE 30
	2004	2003	2004	2003	2004
Cash Flows From Operating Activity
Net loss for the period	$(11,655)	$(19,918)	$(22,843)	$(29,316)	$(381,444)
Adjustments To Reconcile Net Loss To
Net Cash Used By Operating Activity
Accounts payable and accrued
liabilities	(3,773)	15,720	2,982	18,162	59,700
Accrued interest payable	4,593	-	8,972	-	8,972

	(10,834)	(4,198)	(10,888)	(11,154)	(312,771)

Cash Flows From Financing Activity
Share subscriptions	-	-	-	-	76,000
Promissory note payable	-	-	-	-	202,585
Notes payable	11,000	4,767	11,000	11,939	35,218

	11,000	4,767	11,000	11,939	313,803

Effect Of Exchange Rate Changes On
Cash	(2)	50	(4)	39	(285)

(Decrease) Increase In Cash	164	619	108	824	747
Cash, Beginning Of Period	583	552	639	347	-

Cash, End Of Period	$747	$1,171	$747	$1,171	$747

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited interim financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $381,444 for the period from October 5, 2000 (inception) to June 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004
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

JUNE 30, 2004
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

4. NOTES PAYABLE AND ACCRUED INTEREST PAYABLE

Notes payable are unsecured, payable on demand, and bear interest at 8% per annum. $16,656 of the notes payable are due to an associated company with a common director.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

5. PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

The promissory note bears interest at 8% per annum and is repayable in full on January 28, 2004. The Company entered into a loan extension agreement whereby the expiry date was extended to July 28, 2004 with a balloon payout payment of $25,000 in addition to accrued interest.

6. RELATED PARTY TRANSACTION

The Company paid a management fee of $4,500 (2003 — $4,500) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

Item 2.     Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us” and “our” mean Tuscany Minerals, Ltd.

General Overview

We were incorporated on October 5, 2000 under the laws of the state of Nevada. We are an exploration stage company that has to date been engaged in the acquisition and exploration of mineral and oil and gas properties.

We formerly owned an option to acquire an interest in the mineral claim known as “Holy Cross mineral claim.” We were unable to maintain our interest in this mineral claim due to our inability to raise financing to pursue exploration of the mineral claim. Subsequent to our losing our interest in this mineral claim, we entered into negotiations with a Texas based group of investors for the acquisition of targeted producing oil and gas properties.

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

Accordingly, we require a minimum of approximately $44,000 to proceed with our plan of operations over the next twelve months, exclusive of any acquisition or development costs. This amount may increase if we are required to carry out due diligence investigations of any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $747 and a working capital deficit in the amount of $305,680 as of June 30, 2004, we do not have sufficient working capital to enable us to carry out our stated plan of operations for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Liquidity And Capital Resources

We had cash of $747 as of June 30, 2004 compared to cash of $639 as of December 31, 2003. We had a working capital deficit of $305,680 as of June 30, 2004 compared to working capital deficit of $282,882 as of December 31, 2003. The majority of the deficit is due to a promissory note and accrued interest of $210,427, which, with a further payment of $25,000, became due and payable on July 28, 2004. We are currently negotiating a further extension for the repayment of the promissory note.

We financed our operations during our first and second quarter through borrowing additional funds for working capital.

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

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

We had cash in the amount of $747 and a working capital deficit of $305,680 as of June 30, 2004. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the acquisition of a new prospective mineral or prospective oil and/or gas property. Our acquisition of an interest in a new property will be subject to our achieving the financing necessary for us to acquire the interest. We will also require additional financing in order to carry out exploration or production of any property in which we are able to acquire an interest. We will require additional financing to sustain our business operations in view of the fact that we will incur the cost of acquisition and additional development prior to achieving revenues. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of our prospective property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

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

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD (National Association of Securities Dealers Inc.) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2004. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Part II — OTHER INFORMATION

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
Date: August 3, 2004