Form 10QSB
period 2004-09-30
TUSCANY MINERALS LTD
filed 2004-11-15
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________

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

12,538,000 common shares issued and outstanding as at November 2, 2004.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2004 include all adjustments necessary in order to ensure that the financial statements are not misleading.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	SEPTEMBER 30 2004	DECEMBER 31 2003

ASSETS
Current
Cash	$806	$639

LIABILITIES
Current
Accounts payable and accrued liabilities	$55,706	$56,718
Notes payable and accrued interest payable (Note 4)	45,681	24,218
Promissory note and accrued interest payable (Note 5)	240,107	202,585

	341,494	283,521

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share
Issued and outstanding:
12,538,000 Common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(416,159)	(358,601)
Cumulative Translation Adjustment	(529)	(281)

	(340,688)	(282,882)

	$806	$639

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30		PERIOD FROM DATE OF ORGANIZATION OCTOBER 5 2000 TO SEPTEMBER 30
	2004	2003	2004	2003	2004

Expenses
Office and sundry	$(45)	$37	$133	$399	$2,162
Consulting	-	3,193	-	3,193	3,193
Professional fees	1,998	2,765	9,175	8,298	74,555
Oil and gas property exploration expenditures	-	184,580	(2,971)	184,580	202,686
Mineral property option payment	-	-	-	-	3,428
Mineral property exploration expenditure	-	-	-	-	8,500
Filing and stock transfer fees	-	238	641	263	2,724
Management fee	2,250	2,250	6,750	6,750	34,500
Interest	30,512	2,943	39,484	3,381	47,278
Travel & business development	-	7,365	4,345	26,051	37,133

Net Loss For The Period	$34,715	$203,599	$57,557	$232,915	$416,159

Basic And Diluted Loss Per Share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Weighted Average Number Of Shares Outstanding	12,538,000	12,538,000	12,538,000	12,538,000

Comprehensive Income
Net loss for the period	$(34,715)	$(203,599)	$(57,557)	$(232,915)	$(416,159)
Foreign currency translation adjustment	(244)	7	(244)	46	(529)

Total Comprehensive Loss	$(34,959)	$(203,592)	$(57,801)	$(232,869)	$(416,688)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30		PERIOD FROM DATE OF ORGANIZATION OCTOBER 5 2000 TO SEPTEMBER 30
	2004	2003	2004	2003	2004

Cash Flows From Operating Activity
Net loss for the period	$(34,715)	$(203,599)	$(57,557)	$(232,915)	$(416,159)
Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activity
Accounts payable and accrued liabilities	(3,994)	13,110	(1,013)	31,272	55,706
Accrued interest payable	30,512	-	39,485	-	47,279
Prepaid expenses	-	(11,345)	-	(11,345)	-

	(8,1974)	(201,834)	(19,085)	(212,988)	(313,174)

Cash Flows From Financing Activity
Share subscriptions	-	-	-	-	76,000
Promissory note payable	-	198,664	-	198,664	196,050
Notes payable	8,500	3,329	19,500	15,268	42,459

	8,500	201,993	19,500	213,932	314,509

Effect Of Exchange Rate Changes On Cash	(244)	7	(248)	46	(529)

(Decrease) Increase In Cash	59	166	167	990	806
Cash, Beginning Of Period	747	1,171	639	347	-

Cash, End Of Period	$806	$1,337	$806	$1,337	$806

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited interim financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $416,159 for the period from October 5, 2000 (inception) to September 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
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

SEPTEMBER 30, 2004
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

4. NOTES PAYABLE AND ACCRUED INTEREST PAYABLE

Notes payable are unsecured, payable on demand, and bear interest at 8% per annum. $23,908 of the notes payable are due to an associated company with a common director.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

5. PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

The promissory note bears interest at 8% per annum and is repayable in full on January 28, 2004. The Company entered into a loan extension agreement whereby the expiry date was extended to July 28, 2004 with a balloon payout payment of $25,000 in addition to accrued interest. As at September 30, 2004 the promissory note, the balloon payout payment and accrued interest have not been paid. The Company has entered into a loan extension agreement whereby the expiry date was extended to January 28, 2005.

6. RELATED PARTY TRANSACTION

The Company paid a management fee of $6,750 (2003 - $6,750) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

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

We undertook a re-entry drilling program on the well in our third quarter of 2003 with the objective of commencing gas production from the well. The objective of the re-entry program was to re-enter the well, drill out the remaining cement plugs, re-perforate the targeted Rodessa formation and flow test the well. Our proportionate share of the cost of the drilling and re-entry program was $192,350. The drilling program was not successful due to difficulties encountered in gaining access to the targeted Rodessa formation. As a result of these difficulties, we determined to abandon the drilling program at the end of September 2003.

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

Accordingly, we require a minimum of approximately $44,000 to proceed with our plan of operations over the next twelve months, exclusive of any acquisition or development costs. This amount may increase if we are required to carry out due diligence investigations of any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $806 and a working capital deficit in the amount of $340,688 as of September 30, 2004, we do not have sufficient working capital to enable us to carry out our stated plan of operations for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Liquidity And Capital Resources

We had cash of $806 as of September 30, 2004 compared to cash of $639 as of December 31, 2003. We had a working capital deficit of $340,688 as of September 30, 2004 compared to working capital deficit of $282,882 as of December 31, 2003. The majority of the deficit is due to a promissory note and accrued interest of $240,107, which, with a further payment of $25,000, became due and payable on July 28, 2004. We have negotiated a further extension for the repayment of the promissory note to January 28, 2005.

We financed our operations during our first, second and third quarter through borrowing additional funds for working capital.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

We have adopted Statement of Financial Accounting Standards No. 109 -"Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

We had cash in the amount of $806 and a working capital deficit of $340,688 as of September 30, 2004. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the acquisition of a new prospective mineral or prospective oil and/or gas property. Our acquisition of an interest in a new property will be subject to our achieving the financing necessary for us to acquire the interest. We will also require additional financing in order to carry out exploration or production of any property in which we are able to acquire an interest. We will require additional financing to sustain our business operations in view of the fact that we will incur the cost of acquisition and additional development prior to achieving revenues. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of our prospective property, and investor sentiment.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number/Description
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
10.2	Letter Agreement dated June 19, 2003 between the Company and Jerry H. Clay (2)
10.3	Letter Agreement dated December 31, 2003 between the Company and Jerry H. Clay (3)
10.4*	Letter Agreement dated July 28, 2004 between the Company and International European Realty Limited
14.1	Code of Ethics (4)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001.

(2)	Previously filed as an exhibit to a Current Report filed on Form 8-K on July 3, 2003.

(3)	Previously filed as an exhibit to our Quarterly Report filed on Form 10-QSB on November 14, 2003.

(4)	Previously filed as an Exhibit to our Annual Report filed on Form 10-KSB on March 30, 2004.

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
Date: November 15, 2004