Form 10KSB
period 2004-12-31
TUSCANY MINERALS LTD
filed 2005-03-30
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ] Commission file number 000-32981

TUSCANY MINERALS, LTD.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0335259 (I.R.S. Employer Identification No.)

2060 Gisby Street, West Vancouver, B.C., Canada (Address of principal executive offices)	V7V 4N3 (Zip Code)

Issuer’s telephone number  604.926.4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

6,213,000 common shares @ $1.35(1) = $8,387,550

(1) Average of bid and ask closing prices on March 9, 2005.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

12,538,000 common shares issued and outstanding as of March 9, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [X].

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean Tuscany Minerals, Ltd., unless otherwise indicated.

Corporate History

We were incorporated on October 5, 2000 under the laws of the state of Nevada. We are an exploration stage company and to date, we have pursued the acquisition of prospective mineral and oil and gas properties.

Our company’s first acquisition occurred on December 8, 2000, when we purchased an option to acquire an interest in the mineral claim known as “Holy Cross mineral claim.” We were unable to maintain our interest in this mineral claim, however, due to our inability to raise the financing necessary to cover exploration costs of the property. Subsequent to losing our interest in this mineral claim, we entered into negotiations with a group of investors based in Texas to collectively pursue the acquisition of prospective oil and gas properties.

On June 19, 2003, we entered into an agreement with Jerry Clay to participate in the re-entry and potential production of a natural gas well in the Tennessee Colony East (Rodessa) Field located in Anderson County, Texas. The well is known as the LNR No. 1 Well and is located on 527.23 acres of property in Anderson County, Texas. Production from the property was subject to royalty payments and overriding royalty interests totaling no more than 25% of the natural gas production from the property.

Jerry Clay controls 11/12ths of the undivided mineral interest in the property. Under the terms of the agreement, we agreed to pay for two-thirds (66.66%) of 11/12ths of the costs attributable to re-entering the LNR No. 1 Well and connecting it to a neighbouring pipeline. Arcadia Exploration and Development Company, an independent operating company, who also agreed to carry out the development work, agreed to pay the remaining costs of the 11/12ths interest. The agreement also provided that we would pay up-front leasehold costs of $30,250. In consideration for this undertaking, we were to receive a 50% working interest in the well, subject to the 25% royalty interests. The interest represented a six-sixteenths (6/16th) net revenue interest in the well.

We undertook the re-entry drilling program on the well in the third quarter of fiscal 2003 with the objective of commencing gas production from the well. The objective of the re-entry program was to re-enter the well, drill out the cement plugs, re-perforate the targeted Rodessa formation and flow test the well. Our proportionate share of the cost of the drilling and re-entry program was $192,350. The drilling program was not successful due to difficulties encountered in gaining access to the targeted Rodessa formation. As a result of these difficulties, we determined to abandon the drilling program at the end of September 2003.

Following the abandonment of our drilling program, we entered into an agreement with Jerry H. Clay, who controlled the remaining 11/12ths interest in the well. Following negotiations with Mr. Clay, and subject to a right of Mr. Clay to participate in the drilling of a new well on the property, Mr. Clay agreed to assume all liabilities associated with plugging and abandoning the well.

Our Current Business

We are an exploration stage company. Our current plan of operation is to acquire prospective or existing mineral properties, prospective or producing oil and gas properties or other oil and gas resource related projects. We have not entered into any definitive agreements to date in regards to the acquisition of any new properties and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

As an exploration stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Competition

We are an exploration stage company engaged in the acquisition of a prospective mineral or oil and gas property. As we currently do not own an interest in a mineral or oil and gas property, we compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Compliance with Government Regulation

We will not know the government regulations and the cost of compliance with such regulations with which we must comply until such time as we acquire an interest in a particular mineral or oil and gas property. If we are successful in acquiring a property interest, we will be required to comply with the regulations of governmental authorities and agencies applicable to the federal, state or provincial and local jurisdictions where the property is located. Exploitation and development of mineral and oil and gas properties may require prior approval from applicable governmental regulatory agencies. There can be no assurance that such approvals will be obtained.

If our activities should advance to the point where we engage in mining or oil and gas operations, we could become subject to environmental regulations promulgated by federal, state or provincial, and local government agencies as applicable. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with the mining and oil and gas industries which could result in environmental liability. A breach or violation of such legislation may result in the imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental assessments are increasingly imposing higher standards, greater enforcement, fines and penalties for non-compliance. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies, directors, officers and employees. The cost of compliance in respect of environmental regulation has the potential to reduce the profitability of any future revenues that our company may generate.

Employees

We have no employees other than our sole officer and director, J. Stephen Barley. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our sole officer and director does not have an employment agreement with us.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

We have had negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

We had cash in the amount of $395 and a working capital deficit of $354,650 as of December 31, 2004. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We currently do not generate revenues, and as a result, we face a high risk of business failure.

We do not hold an interest in any business or revenue generating property. From the date of our incorporation, we have primarily focussed on the location and acquisition of mineral and oil and gas properties. We have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the location, acquisition and development of a prospective property. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Due to the speculative nature of the exploration of mineral and oil and gas properties, there is substantial risk that our business will fail.

The business of mineral and oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless the company can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditures by our company in connection with locating, acquiring and developing an interest in a mineral or oil and gas property may not provide or contain commercial quantities of reserves.

Even if we discover commercial reserves, we may not be able to successfully obtain commercial production.

Even if we are successful in acquiring an interest in a property that has proven commercial reserves of minerals or oil and gas, we will require significant additional funds in order to place the property into commercial production. We can provide no assurance to investors that we will be able to obtain the financing necessary to extract such reserves.

If we are unable to hire and retain key personnel, we may not be able to implement our plan of operation and our business may fail.

Our success will be largely dependent on our ability to hire and retain highly qualified personnel. This is particularly true in the highly technical businesses of mineral and oil and gas exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or we may fail to retain such employees after they are hired. At present, we have not hired any key personnel. Our failure to hire key personnel when needed will have a significant negative effect on our business.

Because our sole executive officer does not have formal training specific to mineral and oil and gas exploration, there is a higher risk our business will fail.

While J. Stephen Barley, our sole director and executive officer, has experience managing a mineral exploration company, he does not have formal training as a geologist. Accordingly, our management may not fully appreciate many of the specific requirements related to working within the mining and oil and gas industry. Our management decisions may not take into account standard engineering or managerial approaches commonly used by such companies. Consequently, our operations, earnings, and ultimate financial success could be negatively affected due to our management’s lack of experience in the industry.

Our sole executive officer has other business interests, and as a result, he may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

J. Stephen Barley presently spends approximately 15% of his business time on business management services for our company. At present, Mr. Barley spends reasonable time in pursuit of our company’s interests. Due to the time commitments from Mr. Barley’s other business interests, however, Mr. Barley may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. Barley’s other business interests.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for junior mining and oil and gas companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations may adversely affect the trading price of our common shares.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not own any real property. Our principal business offices are located at 2060 Gisby Street, Vancouver, British Columbia, Canada V7V 4N3. These premises are provided to us pursuant to a management agreement dated December 1, 2000, between our company and C.H.M. Consulting Inc., a private company controlled by J. Stephen Barley. The management agreement was originally for a term expiring December 31, 2001, but has been extended on a monthly basis by agreement dated January 1, 2002, between our company and Mr. Barley. Our company currently pays $750 per month for our use of these premises and for additional management and administrative services provided by C.H.M. Consulting Inc. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

ITEM 3.	LEGAL PROCEEDINGS.

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are traded on the Over-The-Counter Bulletin Board under the trading symbol “TCAY.OB”. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ending December 31, 2004. All quotations for the Over-The-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Trading of our shares on the Over-The-Counter Bulletin Board commenced in October, 2001. There have been no trades in our shares of common stock since January 1, 2003.

As of March 9, 2005, there were 43 holders of record of our common stock. As of such date, 12,538,000 common shares of our company were issued and outstanding.

Dividend Policy

No cash dividends have been paid by our company on our common stock. We anticipate that our company’s future earnings will be retained to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, the success of business activity, regulatory and corporate law requirements and the general financial condition of our company.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended December 31, 2005, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

Plan of Operation

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. Our company does not currently own any property interests.

Our current plan of operation is to acquire prospective or existing mineral properties, prospective or producing oil or gas properties, or other oil and gas related projects. We have not entered into any definitive agreements since June 2003, for the acquisition of any properties, and there can be no assurance that we will be able to enter into any definitive agreements. Our company has limited financing upon which to continue our operations, and we anticipate that any acquisition that our company may ultimately seek to enter into will require additional financing. We presently do not have any arrangements in place for the financing of our continued operations or the costs associated with locating, acquiring and developing prospective property interests.

Even if we are able to acquire an interest in a mineral or oil and gas property and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

We anticipate that we will incur the following expenses over the next twelve months:

1.	$25,000 in connection with our company locating, evaluating and negotiating potential mineral exploration or oil and gas properties;

2.	$10,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

3.	$9,000 for management, administrative and leasing costs payable pursuant to the terms of the management agreement with C.H.M. Consulting Inc.

We will incur additional expenses if we are successful in entering into an agreement to acquire an interest in a prospective or existing mineral property or a prospective or producing oil or gas property. In addition to the acquisition cost, we will require significant funds to develop the property. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement to acquire an interest in a property.

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $395 and a working capital deficit in the amount of $354,650 as of December 31, 2004, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Liquidity And Capital Resources

We had cash of $395 as of December 31, 2004 compared to cash of $639 as of December 31, 2003. We had a working capital deficit of $354,650 as of December 31, 2004 compared to a working capital deficit of $282,882 as of December 31, 2003. The majority of the deficit is due to a promissory note and accrued interest of $244,880 held by a third party, which, with a further payment of $25,000, became due and payable on January 28, 2005. On January 28, 2005, we negotiated with the third party for an extension for the repayment of the promissory note. We financed our operations during our first, second, third and fourth quarter through borrowing additional funds for working capital.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending December 31, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2005.

Employees

We currently have no employees, other than our sole executive officer, J. Stephen Barley, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our company locating, acquiring and developing a mineral or oil and gas property, and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Oil and Gas Properties

Our company follows the successful efforts method of accounting for oil and gas exploration and production activities. Acquisition costs, development costs and successful exploration costs are capitalized. Exploratory dry hole costs, lease rental, and geological and geophysical costs are charged to expenses as incurred. Producing properties are depleted by the units-of-production method based on estimated proved reserves.

Mineral Property Option Payments and Exploration Costs

Our company expenses all costs related to the maintenance and exploration of mineral claims in which we have secured exploration rights prior to establishment of proven and probable reserves. To date, our company has not established the commercial feasibility of our exploration prospects, therefore, all costs have been expensed.

Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only our company’s proportionate interest in such activities.

Foreign Currency Translation

Our company’s functional currency is the United States dollar. Transactions in foreign currency are translated into United States dollars as follows:

1.	monetary items at the rate prevailing at the balance sheet date;

2.	non-monetary items at the historical exchange rate; and

3.	revenue and expense at the average rate in effect during the applicable accounting period.

Income Taxes

Our company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Loss Per Share

Our company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 – “Earnings Per Share”. Under the provisions of Statement of Financial Accounting Standards No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As our company generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

ITEM 7.	FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

The following consolidated financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm of Morgan & Company, Chartered Accountants, dated February 24, 2005;

2.	Balance Sheets as at December 31, 2004 and December 31, 2003;

3.	Statements of Operations for the years ended December 31, 2004, December 31, 2003, December 31, 2002 and for the cumulative period from date of inception October 5, 2000 to December 31, 2004;

4.	Statements of Cash Flows for the years ended December 31, 2004, December 31, 2003, December 31, 2002 and for the cumulative period from date of inception October 5, 2000 to December 31, 2004;

5.	Statements of Stockholders’ Deficiency for the period from inception October 5, 2000 to December 31, 2004; and

6.	Notes to Financial Statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tuscany Minerals, Ltd.
(An exploration stage company)

We have audited the accompanying balance sheets of Tuscany Minerals, Ltd. (an exploration stage company) as at December 31, 2004 and 2003, and the related statements of operations, cash flows, and stockholders’ deficiency for the years ended December 31, 2004, 2003 and 2002, and for the cumulative period from October 5, 2000 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003, and the results of its operations and its cash flows for the periods indicated in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $430,650 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada February 24, 2005	"Morgan & Company" Chartered Accountants

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2004	2003
ASSETS
Current
Cash	$395	$639

LIABILITIES
Current
Accounts payable and accrued liabilities	$63,628	$56,718
Notes payable and accrued interest payable (Note 3)	46,537	24,218
Promissory note and accrued interest payable (Note 4)	244,880	202,585

	355,045	283,521

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
12,538,000 common shares	12,538	12,538
Additional paid-in capital	63,462	63,462
Deficit Accumulated During The Exploration Stage	(430,650)	(358,882)

	(354,650)	(282,882)

	$395	$639

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	2004	YEARS ENDED DECEMBER 31 2003	2002	CUMULATIVE PERIOD FROM DATE OF INCEPTION OCTOBER 5 2000 TO DECEMBER 31 2004
Revenue	$--	$--	$--	$--

Expenses
Consulting fees	--	3,193	--	3,193
Filing and stock transfer fees	641	468	205	2,724
Interest	45,114	7,736	--	52,908
Management fees (Note 5)	9,000	9,000	9,000	36,750
Mineral property exploration expenditure	--	--	--	8,500
Mineral property option payment	--	--	1,298	3,428
Office and sundry	489	643	202	2,798
Oil and gas property exploration
expenditures (recovery)	(2,971)	205,657	--	202,686
Professional fees	14,122	12,228	14,251	79,502
Travel and business development	5,373	32,788	--	38,161

Net Loss For The Period	$71,768	$271,713	$24,956	$430,650

Basic And Diluted Loss Per Share	$(0.01)	$(0.02)	$(0.01)

Weighted Average Number Of Shares Outstanding	12,538,000	12,538,000	12,538,000

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	2004	YEARS ENDED DECEMBER 31 2003	2002	CUMULATIVE PERIOD FROM DATE OF INCEPTION OCTOBER 5 2000 TO DECEMBER 31 2004
Cash Flows From Operating Activities
Net loss for the period	$(71,768)	$(271,713)	$(24,956)	$(430,650)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING
ACTIVITIES
Accounts payable and accrued liabilities	6,910	48,719	5,241	63,628
Accrued interest payable	45,114	7,736	58	52,908

	(19,744)	(215,258)	(19,657)	(314,114)

Cash Flows From Financing Activities
Notes payable	19,500	19,500	3,459	42,459
Share capital issued	--	--	--	76,000
Promissory note payable	--	196,050	--	196,050

	19,500	215,550	3,459	314,509

(Decrease) Increase In Cash	(244)	292	(16,198)	395
Cash, Beginning Of Period	639	347	16,545	--

Cash, End Of Period	$395	$639	$347	$395

Supplemental Disclosure Of Cash Flow Information
Interest paid	$--	$--	$--	$--
Income taxes paid	--	--	--	--

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, OCTOBER 5, 2000, TO DECEMBER 31, 2004
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT ACCUMULATED
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DURING THE EXPLORATION STAGE	TOTAL
Balance, October 5, 2000 (Date of
incorporation)	--	$--	$--	$--	$--
November 2000 - Shares issued for cash at
$ 0.001	6,500,000	6,500	--	--	6,500
November 2000 - Shares issued for cash at
$ 0.01	6,000,000	6,000	54,000	--	60,000
December 2000 - Shares issued for cash at $0.25
	38,000	38	9,462	--	9,500
Net loss for the period	--	--	--	(6,650)	(6,650)

Balance, December 31, 2000	12,538,000	12,538	63,462	(6,650)	69,350
Net loss for the year	--	--	--	(55,563)	(55,563)

Balance, December 31, 2001	12,538,000	12,538	63,462	(62,213)	13,787
Net loss for the year	--	--	--	(24,956)	(24,956)

Balance, December 31, 2002	12,538,000	12,538	63,462	(87,169)	(11,169)
Net loss for the year	--	--	--	(271,713)	(271,713)

Balance, December 31, 2003	12,538,000	12,538	63,462	(358,882)	(282,882)
Net loss for the year	--	--	--	(71,768)	(71,768)

Balance, December 31, 2004	12,538,000	$12,538	$63,462	$(430,650)	$(354,650)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $430,650 for the period from October 5, 2000 (inception) to December 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural oil and gas properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DECEMBER 31, 2004 AND 2003
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

b)	Mineral Property Option Payments and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs have been expensed.

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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Foreign Currency Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

(i)	monetary items at the rate prevailing at the balance sheet date;

(ii)	non-monetary items at the historical exchange rate;

(iii)	revenue and expense at the average rate in effect during the applicable accounting period.

f)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

g)	Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

h)	New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

3.	NOTES PAYABLE AND ACCRUED INTEREST PAYABLE

Notes payable are unsecured, payable on demand, and bear interest at 8% per annum. $26,078 (2003 — $16,059) of the notes payable are due to a company with a common director.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

4.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

The promissory note bears interest at 8% per annum and was repayable in full on January 28, 2004. The Company entered into a loan extension agreement, whereby the expiry date was extended to July 28, 2004, with a balloon payment of $25,000 in addition to accrued interest. On July 28, 2004, the Company entered into a second loan extension agreement, whereby the expiry date was extended to January 28, 2005. On January 28, 2005, the Company entered into a third loan extension agreement to further extend the expiry date to July 28, 2005.

5.	RELATED PARTY TRANSACTIONS

The Company paid management fees of $9,000 (2003 — $9,000) to a company controlled by a director. The management services are on a month-to-month basis at $750 per month.

As of December 31, 2004, accounts payable of $26,629 (2003 — $24,551) was owing to a director of the Company and $18,000 (2003 — $9,000) was owing to a company controlled by the same director.

6.	SUBSEQUENT EVENT

On January 10, 2005, the Company issued a note payable of $4,000 to a company with a common director, bearing interest at 8% per annum and payable on demand.

7.	COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer. Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THEEXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
J. Stephen Barley	President, Secretary, Treasurer, Chief Executive Officer and Director	48	October 5, 2000

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

J. Stephen Barley

Mr. Barley has held the positions of president, secretary, treasurer, chief executive officer and director of our company since October 5, 2000. Mr. Barley received his Bachelor of Commerce degree from the Mount Allison University in New Brunswick, Canada in 1979. He received his law degree from Dalhousie University in Nova Scotia, Canada in 1982. Mr. Barley practiced as a lawyer with Casey & O’Neill and successor firms from 1984 to 1991. Mr. Barley practiced as a lawyer with J. Stephen Barley Personal Law Corporation from 1992 to 1997. Mr. Barley specialized in the areas of corporate and securities law during the time of his private practice as a lawyer with Casey & O’Neill and J. Stephen Barley Personal Law Corporation. Mr. Barley’s clients included a number of publicly traded companies involved in the business of mineral exploration. Mr. Barley has been involved as a corporate finance consultant and as a director and investor in several private and public business ventures since 1997. Mr. Barley is a member in good standing of the Law Society of British Columbia and the Law Society of Alberta. Mr. Barley was the president, secretary, treasurer and a director of Copper Valley Minerals Ltd. from February 1999 to October 2001. Copper Valley Minerals Ltd.(now known as Dtomi, Inc.) is a reporting company under the Securities Exchange Act of 1934 and is a company whose shares are traded on the Over-The-Counter Bulletin Board. Mr. Barley was appointed a director of New Century Equity Holdings, Corp., a Nasdaq listed company, from December 2000 to December 2002. Mr. Barley also became a director of NetDriven Solutions Inc. on March 30, 2001, an information technology company listed on the Toronto Stock Exchange. NetDriven Solutions Inc. amalgamated with Cervus Financial Group Inc. in July 2004, and became a lender in the Canadian mortgage industry. Mr. Barley is a director of Cervus Financial Group Inc.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

We do not have a standing audit, nominating or compensation committee at the present time. Our company did not hold any formal board meetings during the year ended December 31, 2004. All the proceedings of our board of directors were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to Nevada law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committees because the company believes that the functions of an audit committees can be adequately performed by the board of directors, solely consisting of J. Stephen Barley. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

Code of Ethics

Effective March 15, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on March 30, 2004 as Exhibit 14.1 to our annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Tuscany Minerals, Ltd., 2060 Gisby Street, West Vancouver, British Columbia V7V 4N3, Canada.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended December 31, 2004, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

The following table summarizes the compensation of our executive officers during the three years ended December 31, 2004, 2003 and 2002. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SARs Granted(2)	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation(3)
J. Stephen Barley, Chief Executive Officer, President, Secretary and Treasurer(3)	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	$9,000 $9,000 $9,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	Other than indicated below or otherwise in this annual report, we have not granted any restricted shares or restricted share units, stock appreciation rights or long term incentive plan payouts to the named officers and directors during the fiscal years indicated.

(2)	The value of perquisites and other personal benefits, securities and property for the named officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus are not reported herein.

(3)	Compensation attributable to J. Stephen Barley is paid pursuant to a management agreement dated December 1, 2000, between our company and C.H.M. Consulting Inc., a company wholly-owned by J. Stephen Barley.

Employment/Consulting Agreements

The services of J. Stephen Barley, our sole director and executive officer, are provided to us pursuant to a management agreement dated December 1, 2000, between our company and C.H.M. Consulting Inc., a company wholly-owned by J. Stephen Barley. Pursuant to the management agreement, our company pays C.H.M. Consulting Inc. a management fee of $750 per month in consideration for C.H.M. Consulting Inc. providing management and administration services to us. This management agreement has been extended on a monthly basis by agreement dated January 1, 2002, between our company and Mr. Barley. The management agreement provides that the $750 monthly fee payable to C.H.M. Consulting Inc. will be increased in the event that Mr. Barley is required to spend more than 15% of his business time on the business of our company.

There are no compensatory plans or arrangements with respect to our executive officers resulting from the resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal years ended December 31, 2004 and December 31, 2003. Consequently, our company did not reprice any options previously granted to any executive officer during the fiscal year ended December 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during the fiscal year ended December 31, 2004 by any officers or directors of our company.

Long Term Incentive Plans

There were no long term incentive plans outstanding as of December 31, 2004.

Compensation of Directors

Our directors may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, our directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 9, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
J. Stephen Barley 2060 Gisby Street West Vancouver, B.C. Canada V7V 4N3	6,325,000	50.4%
Directors and Executive Officers as a Group	6,325,000 common shares	50.4%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 9, 2005. As of March 9, 2005, there were 12,538,000 shares of our company’s common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which our company was or is a party during the past two fiscal years, or in any proposed transaction to which our company proposes to be a party:

1.	any director or officer of our company;

2.	any proposed director of officer of our company;

3.	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our company’s common stock; or

4.	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

We have entered into a management agreement dated December 1, 2000, with C.H.M. Consulting Inc., a company wholly-owned by J. Stephen Barley, our sole director and executive officer. Pursuant to the terms of the management agreement, our company pays C.H.M. Consulting Inc. a monthly management fee of $750 in consideration for C.H.M. Consulting Inc. providing management and administration services to our company. These services include the management services provided by J. Stephen Barley as our sole executive officer. This management agreement, which expired on December 31, 2001, was extended on a monthly basis by agreement dated January 1, 2002, between our company and J. Stephen Barley. The management agreement provides that the $750 monthly fee payable to C.H.M. Consulting Inc. will be increased in the event that Mr. Barley is required to spend more than 15% of his business time on the business of our company. Our company paid $9,000 to C.H.M. Consulting Inc. pursuant to the management agreement during the fiscal years ended December 31, 2004 and 2003.

As of December 31, 2004 and 2003, our company owed accounts payable of $26,629 and $24,551 respectively to J. Stephen Barley. As of December 31, 2004 and 2003, our company also owed accounts payable of $18,000 and $9,000 respectively to a company controlled by J. Stephen Barley.

Subsequent to our fiscal year ended December 31, 2004, our company issued a note payable of $4,000 on January 10, 2005 to a company in which J. Stephen Barley is a director. The note bears interest at 8% per annum and is payable on demand.

ITEM 13.	EXHIBITS.

Exhibit Number	Description of Exhibit
3.1 3.2 4.1 10.1 10.2 10.3 10.4 14.1 31.1* 32.1*
Articles of Incorporation (1)

Bylaws, as amended (1)

Share Certificate (1)

Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)

Letter Agreement dated June 19, 2003, between our company and Jerry H. Clay (2)

Letter Agreement dated December 31, 2003, between our company and Jerry H. Clay (3)

Letter Agreement dated July 28, 2004, between our company and International European Realty
Limited (5)

Code of Ethics (4)

Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001.

(2)	Previously filed as an exhibit to a Current Report filed on Form 8-K on July 3, 2003.

(3)	Previously filed as an exhibit to our Quarterly Report filed on Form 10-QSB on November 14, 2003.

(4)	Previously filed as an Exhibit to our Annual Report filed on Form 10-KSB on March 30, 2004.

(5)	Previously filed as an Exhibit to our Quarterly Report filed on Form 10-QSB on November 15, 2004

*Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Morgan & Company, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2004 and 2003 were $1,850 and $2,450 respectively.

Audit Related Fees

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed for assurance and related services by Morgan & Company relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $1,900 and $330 respectively.

Tax Fees

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed by Morgan & Company for other non-audit professional services, other than those services listed above, totalled $Nil and $275 respectively.

Approval of Audit Fees

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that, before Morgan & Company is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

1.	approved by our audit committee; or

2.	entered into pursuant to pre-approval policies and procedures established by our audit committee, provided the policies and procedures are detailed as to the particular service, our audit committee is informed of each service, and such policies and procedures do not include delegation of our audit committee’s responsibilities to management.

Our board of directors, which performs the functions of an audit committee, pre-approves all services provided by our independent auditors. The pre-approval process has been implemented in response to the new rules, and therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Morgan & Company for the fiscal year ended December 31, 2004, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Morgan & Company’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUSCANY MINERALS, LTD.

By: /s/ J. Stephen Barley
J. Stephen Barley,
Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: March 30, 2005