Form 10QSB
period 2005-03-31
TUSCANY MINERALS LTD
filed 2005-05-16
CIK 1128790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________

Commission file number  000-32981

Tuscany Minerals, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0335259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2060 Gisby Street, West Vancouver, British Columbia Canada V7V 4N3
(Address of principal executive offices)

604.926.4300
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

D/ljm/711785.3

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

12,538,000 common shares issued and outstanding as at May 5, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2005 include all adjustments necessary in order to ensure that the financial statements are not misleading.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2005	2004

ASSETS

Current
Cash	$881	$395

LIABILITIES

Current
Accounts payable and accrued liabilities	$66,304	$63,628
Notes payable and accrued interest payable (Note 4)	53,447	46,537
Promissory note and accrued interest payable (Note 5)	249,550	244,880
	369,301	355,045

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 Common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(444,420)	(430,650)
	(368,420)	(354,650)

	$881	$395

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS

(Unaudited)

(Stated in U.S. Dollars)

		CUMULATIVE
		PERIOD FROM
		DATE OF
		ORGANIZATION
		OCTOBER 5
THREE MONTHS ENDED		2000 TO
MARCH 31		MARCH 31
2005	2004	2005

Expenses
Consulting fee	$-	$-	$3,193
Filing and stock transfer fees	120	616	2,844
Interest	5,580	4,379	58,488
Management fee	2,250	2,250	39,000
Mineral property exploration expenditure	-	-	8,500
Mineral property option payment	-	-	3,428
Office and sundry	53	55	2,851
Oil and gas property exploration expenditures	-	(2,971)	202,686
Professional fees	5,767	3,053	85,269
Travel and business development	-	3,806	38,161

Loss For The Period	$13,770	$11,188	$444,420

Basic And Diluted Loss Per Share	$(0.00)	$(0.01)

Weighted Average Number Of Shares Outstanding	12,538,000	12,538,000

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

		CUMULATIVE
		PERIOD FROM
		DATE OF
		ORGANIZATION
		OCTOBER 5
THREE MONTHS ENDED		2000 TO
MARCH 31		MARCH 31
2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(13,770)	$(11,188)	$(444,420)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	2,676	6,755	66,304
Accrued interest payable	5,580	4,379	58,488
	(5,514)	(54)	(319,628)

Cash Flows From Financing Activities
Notes payable	6,000	-	48,459
Share subscriptions	-	-	76,000
Promissory note payable	-	-	196,050
	6,000	-	320,509

(Decrease) Increase In Cash	486	(56)	881

Cash, Beginning Of Period	395	639	-

Cash, End Of Period	$881	$583	$881

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of March 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $444,420 for the period from October 5, 2000 (inception) to March 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

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

Notes payable are unsecured, payable on demand, and bear interest at 8% per annum. $32,613 (2004 — $16,357) of the notes payable are due to a company with a common director.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

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

The Company paid a management fee of $2,250 (2004 - $2,250) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

As of March 31, 2005, accounts payable of $26,629 (2004 — $25,571) was owing to a director of the Company and $20,250 (2004 — $11,250) was owing to a company controlled by the same director.

Item 2.	Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We anticipate that we will incur the following expenses over the next twelve months:

1.	$25,000 in connection with our targeting, evaluating and negotiating potential mineral exploration or oil and gas properties;

2.	$10,000 for operating expenses, including professional, legal and accounting expenses associated with our being a reporting issuer under the Securities Exchange Act of 1934;

3.	$9,000 for consulting fees to be paid pursuant to our management agreement with C.H.M. Consulting Inc. for its management services and the services of Mr. Barley.

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

Accordingly, we require a minimum of approximately $44,000 to proceed with our plan of operations over the next twelve months, exclusive of any acquisition or development costs. This amount may increase if we are required to carry out due diligence investigations of any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $881 and a working capital deficit in the amount of $368,420 as of March 31, 2005, we do not have sufficient working capital to enable us to carry out our stated plan of operations for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Liquidity and Capital Resources

We had cash of $881 as of March 31, 2005 compared to cash of $395 as of December 31, 2004. We had a working capital deficit of $368,420 as of March 31, 2005 compared to working capital deficit of $354,650 as of December 31, 2004. The majority of the deficit is due to a promissory note and accrued interest of $249,550 held by a third party, which, with a further payment of $25,000, became due and payable on January 28, 2005. On January 28, 2005, we negotiated with the third party for an extension for the repayment of the promissory note. We financed our operations during our first quarter through borrowing additional funds for working capital.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above under plan of operations. In addition, we anticipate that we will require a minimum of approximately $44,000 over the next twelve months to pay for our ongoing expenses. These expenses include management expenses payable to C.H.M. Consulting Inc. and professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our accrued liabilities. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Income Taxes

Our company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Loss Per Share

Our company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 – “Earnings Per Share”. Under the provisions of Statement of Financial Accounting Standards No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As our company generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would be anti-dilutive.

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

We had cash in the amount of $881 and a working capital deficit of $368,420 as of March 31, 2005. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number/Description

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
10.2	Letter Agreement dated June 19, 2003 between the Company and Jerry H. Clay (2)
10.3	Letter Agreement dated December 31, 2003 between the Company and Jerry H. Clay (3)
10.4	Letter Agreement dated July 28, 2004 between the Company and International European Realty Limited (4)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001.

(2)	Previously filed as an exhibit to a Current Report filed on Form 8-K on July 3, 2003.

(3)	Previously filed as an exhibit to our Quarterly Report filed on Form 10-QSB on November 14, 2003.

(4)	Previously filed as an Exhibit to our Quarterly Report filed on Form 10-QSB on November 15, 2004.

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

Date: May 16, 2005

D/ljm/711785.3