Form 10QSB
period 2005-06-30
TUSCANY MINERALS LTD
filed 2005-08-15
CIK 1128790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

12,538,000 common shares issued and outstanding as at July 19, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2005 include all adjustments necessary in order to ensure that the financial statements are not misleading.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2005	2004

ASSETS

Current
Cash	$2,237	$395

LIABILITIES

Current
Accounts payable and accrued liabilities	$64,426	$63,628
Notes payable and accrued interest payable (Note 4)	61,999	46,537
Promissory note and accrued interest payable (Note 5)	254,272	244,880
	380,697	355,045

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 Common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(454,460)	(430,650)
	(378,460)	(354,650)

	$2,237	$395

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					ORGANIZATION
					OCTOBER 5
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30
	2005	2004	2005	2004	2005

Expenses
Consulting fees	$-	$-	$-	$-	$3,193
Filing and stock transfer fees	35	25	155	641	2,879
Foreign exchange (gain)	(1,493)	-	(1,510)	-	(1,510)
Interest	5,774	4,593	11,354	8,972	64,262
Management fee	2,250	2,250	4,500	4,500	41,250
Mineral property exploration expenditure	-	-	-	-	8,500
Mineral property option payment	-	-	-	-	3,428
Office and sundry	97	125	167	182	2,965
Oil and gas property exploration expenditures	-	-	-	(2,971)	202,686
Professional fees	3,377	4,124	9,144	7,177	88,646
Travel & business development	-	539	-	4,345	38,161

Net Loss For The Period	$10,040	$11,656	$23,810	$22,846	$454,460

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	12,538,000	12,538,000	12,538,000	12,538,000

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					ORGANIZATION
					OCTOBER 5
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30
	2005	2004	2005	2004	2005

Cash Flows From Operating Activities
Loss for the period	$(10,040)	$(11,656)	$(23,810)	$(22,846)	$(454,460)

Adjustments To Reconcile Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	(1,878)	(3,773)	798	2,982	64,426
Accrued interest payable	5,774	4,593	11,354	8,972	64,262
	(6,144)	(10,836)	(11,658)	(10,892)	(325,772)

Cash Flows From Financing Activities
Notes payable	7,500	11,000	13,500	11,000	55,959
Promissory note payable	-	-	-	-	196,050
Share subscriptions	-	-	-	-	76,000
	7,500	11,000	13,500	11,000	328,009

Increase In Cash	1,356	164	1,842	108	2,237

Cash, Beginning Of Period	881	583	395	639	-

Cash, End Of Period	$2,237	$747	$2,237	$747	$2,237

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of June 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $454,460 for the period from October 5, 2000 (inception) to June 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

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

b)	Mineral Property Option Payments and Exploration Costs

The Company expenses all exploration costs incurred on its mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. The Company regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. These were no mineral property impairments for the six-months ended June 30, 2005($ nil – 2004).

c)	Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Use of Estimates

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	NOTES PAYABLE AND ACCRUED INTEREST PAYABLE

Notes payable are unsecured, payable on demand, and bear interest at 8% per annum. $33,201 (2004 – $16,656) of the notes payable are due to an associated company with a common director.

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

The Company paid a management fee of $4,500 (2004 - $4,500) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

As of June 30, 2005, accounts payable of $26,629 (2004 — $26,110) was owing to a director of the Company and $22,500 (2004 — $13,500) was owing to a company controlled by the same director.

7.	SUBSEQUENT EVENTS

The Company did not repay the promissory note due July 28, 2005 (see Note 5). However on July 28, 2005, the Company entered into a fourth loan extension agreement to extend the expiry date to January 28, 2006.

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock and the terms "we", "us" and "our" mean Tuscany Minerals, Ltd.

OVERVIEW

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

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

2.	$10,000 for operating expenses, including professional, legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

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

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $2,237 and a working capital deficit in the amount of $378,460 as of June 30, 2005, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $2,237 as of June 30, 2005 compared to cash of $395 as of December 31, 2004. We had a working capital deficit of $378,460 as of June 30, 2005 compared to working capital deficit of $354,650 as of December 31, 2004. The majority of the deficit is due to a promissory note and accrued interest of $254,272 held by a third party, which, with a further payment of $25,000, became due and payable on January 28, 2005. On January 28, 2005, we negotiated with the third party for an extension for the repayment of the promissory note. On July 28, 2005 we entered into a fourth loan extension agreement to extend the expiry date for the repayment of the promissory note to January 28, 2006. We financed our operations during our second quarter through borrowing additional funds for working capital.

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

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the next twelve month period ending June 30, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve month period ending June 30, 2005.

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

Mineral Property Option Payments and Exploration Costs

We expense all exploration costs incurred on our mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. These were no mineral property impairments for the six-months ended June 30, 2005 ($ nil – 2004).

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

We had cash in the amount of $2,237 and a working capital deficit of $378,460 as of June 30, 2005. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ J. Stephen Barley

J. Stephen Barley, President, Secretary and Treasurer

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: August 15, 2005