Form 10QSB
period 2005-09-30
TUSCANY MINERALS LTD
filed 2005-11-10
CIK 1128790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]	No ☐

D/ljm/788846.1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

12,538,000 common shares issued and outstanding as at October 26, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2005	2004

ASSETS

Current
Cash	$83	$395

LIABILITIES

Current
Accounts payable and accrued liabilities	$67,059	$63,628
Notes payable and accrued interest payable (Note 4)	64,465	46,537
Promissory note and accrued interest payable (Note 5)	259,045	244,880
	390,569	355,045

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 Common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(466,486)	(430,650)
	(390,486)	(354,650)

	$83	$395

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					ORGANIZATION
					OCTOBER 5
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004	2005

Expenses
Consulting fees	$-	$-	$-	$-	$3,193
Filing and stock transfer fees	10	-	165	641	2,889
Foreign exchange loss (gain)	1,394	-	(116)	-	(116)
Interest	5,910	30,512	17,264	39,484	70,172
Management fees	2,250	2,250	6,750	6,750	43,500
Mineral property exploration expenditure	-	-	-	-	8,500
Mineral property option payment	-	-	-	-	3,428
Office and sundry	(8)	(45)	158	133	2,957
Oil and gas property exploration expenditures	-	-	-	(2,971)	202,686
Professional fees	2,470	1,998	11,614	9,175	91,116
Travel & business development	-	-	-	4,345	38,161

Net Loss For The Period	$12,026	$34,715	$35,835	$57,557	$466,486

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	12,538,000	12,538,000	12,538,000	12,538,000

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					ORGANIZATION
					OCTOBER 5
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(12,026)	$(34,715)	$(35,835)	$(57,557)	$(466,486)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating ActivitIES
Accounts payable and accrued liabilities	2,633	(4,238)	3,430	(1,261)	67,059
Accrued interest payable	5,910	30,512	17,264	39,485	70,172
	(3,483)	(8,441)	(15,141)	(19,333)	(329,255)

Cash Flows From Financing Activities
Notes payable	1,329	8,500	14,829	19,500	57,288
Promissory note payable	-	-	-	-	196,050
Share subscriptions	-	-	-	-	76,000
	1,329	8,500	14,829	19,500	329,338

(Decrease) Increase In Cash	(2,154)	59	(312)	167	83

Cash, Beginning Of Period	2,237	747	395	639	-

Cash, End Of Period	$83	$806	$83	$806	$83

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of September 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $466,486 for the period from October 5, 2000 (inception) to September 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

b)	Mineral Property Option Payments and Exploration Costs

The Company expenses all exploration costs incurred on its mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. The Company regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. These were no mineral property impairments for the nine-months ended September 30, 2005 ($ nil – 2004).

c)	Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	NOTES PAYABLE AND ACCRUED INTEREST PAYABLE

Notes payable are unsecured, payable on demand, and bear interest at 8% per annum. $35,132 (December 31, 2004 – $26,078) of the notes payable are due to an associated company with a common director.

5.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

The promissory note bears interest at 8% per annum and was repayable in full on January 28, 2004. The Company entered into a loan extension agreement, whereby the expiry date was extended to July 28, 2004, with a balloon payment of $25,000 in addition to accrued interest. On July 28, 2004, the Company entered into a second loan extension agreement, whereby the expiry date was extended to January 28, 2005. On January 28, 2005, the Company entered into a third loan extension agreement to further extend the expiry date to July 28, 2005. On July 28, 2005, the Company entered into a fourth loan extension agreement, whereby the expiry date was extended to January 28, 2006.

6.	RELATED PARTY TRANSACTION

The Company paid a management fee of $6,750 (September 30, 2004 - $6,750) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

As of September 30, 2005, accounts payable of $26,629 (December 31, 2004 — $26,629) was owing to a director of the Company and $24,750 (December 31, 2004 — $18,000) was owing to a company controlled by the same director.

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

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $83 and a working capital deficit in the amount of $390,486 as of September 30, 2005, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $83 as of September 30, 2005 compared to cash of $395 as of December 31, 2004. We had a working capital deficit of $390,486 as of September 30, 2005 compared to working capital deficit of $354,650 as of December 31, 2004. The majority of the deficit is due to a promissory note and accrued interest of $259,045 held by a third party. The promissory note became due and payable on July 28, 2005. On July 28, 2005, we negotiated with the third party for an extension for the repayment of the promissory note, whereby the expiry date was extended to January 28, 2006. We financed our operations during our third quarter through borrowing additional funds for working capital.

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

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the next twelve month period ending September 30, 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve month period ending September 30, 2006.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our company locating, acquiring and developing a mineral or oil and gas property, and achieving a profitable level of operation. The issuance of additional equity securities by us could result in significant dilution of the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Mineral Property Option Payments and Exploration Costs

We expense all exploration costs incurred on our mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. These were no mineral property impairments for the nine-months ended September 30, 2005 ($ nil – 2004).

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

We had cash in the amount of $83 and a working capital deficit of $390,486 as of September 30, 2005. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits and Reports on Form 8-K

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

Date: November 10, 2005

D/ljm/788846.1