Form 10KSB
period 2005-12-31
TUSCANY MINERALS LTD
filed 2006-03-31
CIK 1128790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]
		Commission file number	000-32981
TUSCANY MINERALS, LTD.
(Name of small business issuer in its charter)

Nevada	98-0335259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3390 Craigend Road, West Vancouver, B.C., Canada	V7V 3G2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  604.926.4300

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No [	]

State issuer’s revenues for its most recent fiscal year.  Nil

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

6,213,000 common shares @ $0.25(1) = $1,553,250

(1) The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of the Issuer have not traded to date. As a result, aggregate market value has been determined by the issue price per share of the last private placement of the Issuer, whereby 38,000 common shares were issued at $0.25 per share in November 2000.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

12,538,000 common shares issued and outstanding as of March 3, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

At the time of the transaction, Jerry Clay controlled 11/12ths of the undivided mineral interest in the property. Under the terms of the agreement, we agreed to pay for two-thirds (66.66%) of 11/12ths of the costs attributable to re-entering the LNR No. 1 Well and connecting it to a neighbouring pipeline. Arcadia Exploration and Development Company, an independent operating company, who also agreed to carry out the development work, agreed to pay the remaining costs of the 11/12ths interest. The agreement also provided that we would pay up-front leasehold costs of $30,250. In consideration for this undertaking, we were to receive a 50% working interest in the well, subject to the 25% royalty interests. The interest represented a six-sixteenths (6/16th) net revenue interest in the well.

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

Our Current Business

We are an exploration stage company. We are currently seeking opportunities to acquire prospective or existing mineral properties, prospective or producing oil and gas properties or other oil and gas resource related projects. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

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

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $76 and a working capital deficit of $404,212 as of December 31, 2005. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

J. Stephen Barley presently spends approximately 15% of his business time on business management services for our company. At present, Mr. Barley spends a reasonable amount of time in pursuit of our company’s interests. Due to the time commitments from Mr. Barley’s other business interests, however, Mr. Barley may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. Barley’s other business interests.

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

We do not own any real property. Our principal business offices are located at 3390 Craigend Road, West Vancouver, British Columbia, Canada V7V 3G2. These premises are provided to us pursuant to a management agreement dated December 1, 2000, between our company and C.H.M. Consulting Inc., a private company controlled by J. Stephen Barley. The management agreement was originally for a term expiring December 31, 2001, but has been extended on a monthly basis by agreement dated January 1, 2002, between our company and Mr. Barley. Our company currently pays $750 per month for our use of these premises and for additional management and administrative services provided by C.H.M. Consulting Inc. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

ITEM 3.	LEGAL PROCEEDINGS.

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “TCAY.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since October, 2001. There have been no trades in our shares of common stock since January 1, 2003.

As of March 3, 2005, there were 43 holders of record of our common stock. As of such date, 12,538,000 common shares of our company were issued and outstanding.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2005.

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended December 31, 2006, and the factors that could affect our future financial condition and plan of operation.

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

We are currently seeking opportunities to acquire prospective or existing mineral properties, prospective or producing oil and gas properties or other oil and gas resource related projects. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

We anticipate that we will incur the following expenses over the next twelve months:

1.	$25,000 in connection with our company locating, evaluating and negotiating potential mineral or oil and gas properties or business opportunities;

2.	$10,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

3.	$9,000 for management, administrative and leasing costs payable pursuant to the terms of the management agreement with C.H.M. Consulting Inc.

We will incur additional expenses if we are successful in entering into an agreement to acquire an interest in a prospective or existing mineral property, a prospective or producing oil or gas property or a business opportunity. If we acquire any property interests, we will require significant funds to develop the property in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement to acquire an interest in a property or enter into a business combination.

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $76 and a working capital deficit in the amount of $404,212 as of December 31, 2005, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Liquidity And Capital Resources

We had cash of $76 as of December 31, 2005 compared to cash of $395 as of December 31, 2004. We had a working capital deficit of $404,212 as of December 31, 2005 compared to a working capital deficit of $354,650 as of December 31, 2004. The majority of the deficit is due to a promissory note and accrued interest of $263,819 held by a third party, which became due and payable on January 28, 2006. On January 28, 2006, we negotiated with the third party for an extension for the repayment of the promissory note to July 28, 2006. We financed our operations during our first, second, third and fourth quarter through borrowing additional funds for working capital.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending December 31, 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2006.

Employees

We currently have no employees, other than our sole executive officer, J. Stephen Barley, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Basic and Diluted Loss Per Share

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

New Accounting Standards

Management of our company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

ITEM 7.	FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended December 31, 2005 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following consolidated financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm of Morgan & Company, Chartered Accountants, dated March 23, 2006;
2.	Balance Sheets as at December 31, 2005 and December 31, 2004;
3.	Statements of Loss for the years ended December 31, 2005, December 31, 2004, December 31, 2003 and for the cumulative period from the date of inception October 5, 2000 to December 31, 2005;
4.	Statements of Cash Flows for the years ended December 31, 2005, December 31, 2004, December 31, 2003 and for the cumulative period from the date of inception October 5, 2000 to December 31, 2005;
5.	Statements of Stockholders’ Deficiency for the period from inception October 5, 2000 to December 31, 2005; and
6.	Notes to Financial Statements.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tuscany Minerals, Ltd.

(An exploration stage company)

We have audited the accompanying balance sheets of Tuscany Minerals, Ltd. (an exploration stage company) as at December 31, 2005 and 2004, and the related statements of operations, cash flows, and stockholders’ deficiency for each of the two years in the period ended December 31, 2005, and for the cumulative period from date of organization, October 5, 2000, to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flows for the periods indicated in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $480,212 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Morgan & Company
March 23, 2006	Chartered Accountants

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

DECEMBER 31

	2005	2004

ASSETS

Current
Cash	$76	$395

LIABILITIES

Current
Accounts payable and accrued liabilities	$74,342	$63,628
Notes payable (Note 4)	66,127	46,537
Promissory note and accrued interest payable (Note 5)	263,819	244,880
	404,288	355,045

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 Common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(480,212)	(430,650)

	(404,212)	(354,650)

	$76	$395

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			ORGANIZATION
			OCTOBER 5
	YEARS ENDED		2000 TO
	DECEMBER 31		DECEMBER 31
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Consulting fee	-	-	3,193
Filing and stock transfer fees	630	641	3,354
Interest	23,200	45,114	76,108
Management fee	9,000	9,000	45,750
Mineral property exploration expenditure	-	-	8,500
Mineral property option payment	-	-	3,428
Office and sundry	92	489	2,890
Oil and gas property exploration expenditures	-	(2,971)	202,686
Professional fees	16,640	14,122	96,142
Travel and business development	-	5,373	38,161
	49,562	71,768	480,212

Net Loss For The Period	$49,562	$71,768	$960,424

Basic And Diluted Loss Per Share	$(0.00)	$(0.01)

Weighted Average Number Of Shares Outstanding	12,538,000	12,538,000

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			ORGANIZATION
			OCTOBER 5
	YEARS ENDED		2000 TO
	DECEMBER 31		DECEMBER 31
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(49,562)	$(71,768)	$(480,212)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	10,714	6,910	74,342
Accrued Interest payable	23,200	45,114	76,108
Net Cash Used By Operating Activities	(15,648)	(19,744)	(329,762)

Cash Flows From Financing Activities
Notes payable	15,329	19,500	66,127
Share capital issue	-	-	76,000
Promissory note payable	-	-	187,711
Net Cash Provided By Financing Activities	15,329	19,500	329,838

Net (Decrease) Increase In Cash	(319)	(244)	76

Cash, Beginning Of Period	395	639	-

Cash, End Of Period	$76	$395	$76

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, OCTOBER 5, 2000, TO DECEMBER 31, 2005

(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE	CUMULATIVE
			PAID-IN	EXPLORATION	TRANSLATION
	SHARES	AMOUNT	CAPITAL	STAGE	ADJUSTMENT	TOTAL

November - Shares issued for cash at $0.001	6,500,000	$6,500	$-	$-	$-	$6,500
November - Shares issued for cash at $0.01	6,000,000	6,000	54,000	-	-	60,000
December - Shares issued for cash at $0.25	38,000	38	9,462	-	-	9,500
Translation adjustment	-	-	-	-	660	660
Net loss for the period	-	-	-	(7,310)	-	(7,310)

Balance, December 31, 2000	12,538,000	12,538	63,462	(7,310)	660	69,350

Translation adjustment	-	-	-	-	(752)	(752)
Net loss for the year	-	-	-	(54,811)	-	(54,811)

Balance, December 31, 2001	12,538,000	12,538	63,462	(62,121)	(92)	13,787

Translation adjustment	-	-	-	-	16	16
Net loss for the year	-	-	-	(24,972)	-	(24,972)

Balance, December 31, 2002	12,538,000	12,538	63,462	(87,093)	(76)	(11,169)

Translation adjustment	-	-	-	-	(205)	(205)
Net loss for the year	-	-	-	(271,508)	-	(271,508)

Balance, December 31, 2003	12,538,000	12,538	63,462	(358,601)	(281)	(282,882)

Translation adjustment	-	-	-	-	(291)	(291)
Net loss for the year	-	-	-	(71,477)	-	(71,477)

Balance, December 31, 2004	12,538,000	12,538	63,462	(430,650)	-	(354,650)

Net loss for the year				(49,562)		(49,562)

Balance, December 31, 2005	12,538,000	$12,538	$63,462	$(480,212)	$-	$(404,212)

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on October 5, 2000. The Company’s principal executive offices are in Vancouver, British Columbia, Canada.

b)	Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. As at December 31, 2005, the Company is evaluating new opportunities in the mineral exploration business. During 2003, the Company was in the natural gas and oil business which began in June 2003 with the acquisition of a working interest in a re-entry of a natural gas well. During September 2003, the re-entry work on the natural gas well was abandoned and the Company entered into an agreement to terminate the well acquisition agreement. The exploration costs incurred to September 30, 2003 has been charged to operations. Prior to this, the Company was engaged in the acquisition and exploration of mining properties.

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $480,212 for the period from October 5, 2000 (inception) to December 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Mineral Properties and Exploration Expenditures

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

b)	Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a predetermined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Exploration Expenditures (Continued)

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

c)	Oil and Gas Properties

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Income Taxes

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

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)

The FASB issued FASB Interpretation No. (“FIN”) 47 – “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

b)

In November 2005, the FASB issued Staff Position No. FAS 115-1 – “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FSP 115-1 does not have an impact on its result of operations or financial position.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

c)

In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6 – “Accounting for Stripping Costs in the Mining Industry (“EITF Issue 04-6”), stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43 – “Restatement and Revision of Accounting Research Bulletins, Chapter 4, “Inventory Pricing”, (“ARB No. 43”). Based upon this statement, post production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of coal sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company is still in the exploration stage and has not yet realized any revenues from its operations.

d)

On March 31, 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations” (“EITF 04-3”) which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets. The Company has determined that the adoption of EITF 04-3 does not have an impact on its results of operations or financial position.

e)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (revised 2004)”), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (revised 2004) does not have an impact on its results of operations or financial position.

f)

In November 31, 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”. The adoption of SFAS 151 does not have an impact on the Company’s results of operations or financial position.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

g)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”. The Company has determined that the adoption of SFAS 153 does not have an impact on the Company’s results of operations or financial position.

4.	NOTES PAYABLE

Notes payable are unsecured, payable on demand, and bear interest at 8% per annum. $36,260 (2004 - $26,078) of the notes payable is due to an associated company with a common director.

5.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

The promissory note bears interest at 8% per annum and was repayable in full on January 28, 2004. The Company entered into a loan extension agreement whereby the expiry date was extended to July 28, 2004 with a balloon payout payment of $25,000 in addition to accrued interest. On July 28, 2004 the Company entered into a second loan extension agreement whereby the expiry date was extended to January 28, 2005. On January 28, 2005 the Company entered into a third loan extension agreement whereby the expiry date was extended to July 28, 2005. On July 28, 2005 the Company entered into a fourth loan extension agreement whereby the expiry date was extended to January 28, 2006. On January 28, 2006 the Company entered into a fifth loan extension agreement to further extend the expiry date to July 28, 2006.

6.	RELATED PARTIES

The Company paid a management fee of $9,000 (2005 - $9,000) to a company controlled by a director. The management services are on a month-to-month basis at $750 per month.

As at December 31, 2005, accounts payable of $26,629 (2004 – $26,629) was owing to a director of the Company and $27,000 (2004 – $18,000) was owing to a company controlled by the same director.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

7.	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2004 – 34%) to income before income taxes. The difference results from the following items:

	2005	2004

Computed expected (benefit) income taxes	$(16,900)	$(24,400)
Increase in valuation allowance	16,900	24,400

	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2005	2004

Deferred income tax asset	$(163,200)	$(146,300)
Valuation allowance	163,200	146,300

	$-	$-

The Company has incurred operating losses of approximately $480,000 which, if unutilized, will expire through to 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

8.	SUBSEQUENT EVENT

On January 23, 2006, the Company issued a promissory note payable of $4,310 ($5,000 CDN) to a company with a common director, bearing 8% per annum and payable on demand.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and our company’s Chief Financial Officer. Based upon that evaluation, our company’s President and our company’s Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
J. Stephen Barley	President, Secretary, Treasurer, Chief Executive Officer and Director	49	October 5, 2000

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

J. Stephen Barley

Mr. Barley has held the positions of President, Secretary, Treasurer, Chief Executive Officer and director of our company since October 5, 2000. Mr. Barley received his Bachelor of Commerce degree from the Mount Allison University in New Brunswick, Canada in 1979. He received his law degree from Dalhousie University in Nova Scotia, Canada in 1982. Mr. Barley practiced as a lawyer with Casey & O’Neill and successor firms from 1984 to 1991. Mr. Barley practiced as a lawyer with J. Stephen Barley Personal Law Corporation from 1992 to 1997. Mr. Barley specialized in the areas of corporate and securities law during the time of his private practice as a lawyer with Casey & O’Neill and J. Stephen Barley Personal Law Corporation. Mr. Barley’s clients included a number of publicly traded companies involved in the business of mineral exploration. Mr. Barley has been involved as a corporate finance consultant and as a director and investor in several private and public business ventures since 1997. Mr. Barley is a member in good standing of the Law Society of British Columbia and the Law Society of Alberta. Mr. Barley was the President, Secretary, Treasurer and a director of Copper Valley Minerals Ltd. from February 1999 to October 2001. Copper Valley Minerals Ltd. (now known as Dtomi, Inc.) is a reporting company under the Securities Exchange Act of 1934 and is a company whose shares are traded on the Over-The-Counter Bulletin Board. Mr. Barley was appointed a director of New Century Equity Holdings, Corp., a Nasdaq listed company, from December 2000 to December 2002. Mr. Barley also became a director of NetDriven Solutions Inc. on March 30, 2001, an information technology company listed on the Toronto Stock Exchange. NetDriven Solutions Inc. amalgamated with Cervus Financial Group Inc. in July 2004, and became a lender in the Canadian mortgage industry. Mr. Barley was a director of Cervus Financial Group Inc., a company listed on the TSX Venture Exchange. On March 20, 2006, Mr. Barley became a director of Calypso Acquisition Corp., a company also listed on the TSX Venture Exchange.

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

Committees of the Board

We do not have a standing audit, nominating or compensation committee at the present time. Our company did not hold any formal board meetings during the year ended December 31, 2005. All the proceedings of our board of directors were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to Nevada law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because the company believes that the functions of an audit committee can be adequately performed by the board of directors, solely consisting of J. Stephen Barley. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on March 30, 2004 as Exhibit 14.1 to our annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Tuscany Minerals, Ltd., 3390 Craigend Road, West Vancouver, British Columbia V7V 3G2, Canada.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended December 31, 2005, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

The following table summarizes the compensation of our executive officers during the three years ended December 31, 2005, 2004 and 2003. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SARs Granted(2)	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation(3)
J. Stephen Barley, Chief Executive Officer, President, Secretary and Treasurer(3)	20052004 2003	Nil Nil Nil	Nil Nil Nil	$9,000 $9,000 $9,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal years ended December 31, 2005 and December 31, 2004. Consequently, our company did not reprice any options previously granted to any executive officer during the fiscal year ended December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during the fiscal year ended December 31, 2005 by any officers or directors of our company.

Long Term Incentive Plans

There were no long term incentive plans outstanding as of December 31, 2005.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 3, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
J. Stephen Barley 3390 Craigend Road West Vancouver, B.C. Canada V7V 3G2	6,325,000	50.4%
Directors and Executive Officers as a Group	6,325,000 common shares	50.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 3, 2006. As of March 3, 2006, there were 12,538,000 shares of our company’s common stock issued and outstanding.

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

We have entered into a management agreement dated December 1, 2000, with C.H.M. Consulting Inc., a company wholly-owned by J. Stephen Barley, our sole director and executive officer. Pursuant to the terms of the management agreement, our company pays C.H.M. Consulting Inc. a monthly management fee of $750 in consideration for C.H.M. Consulting Inc. providing management and administration services to our company. These services include the management services provided by J. Stephen Barley as our sole executive officer. This management agreement, which expired on December 31, 2001, was extended on a monthly basis by agreement dated January 1, 2002, between our company and J. Stephen Barley. The management agreement provides that the $750 monthly fee payable to C.H.M. Consulting Inc. will be increased in the event that Mr. Barley is required to spend more than 15% of his business time on the business of our company. Our company paid $9,000 to C.H.M. Consulting Inc. pursuant to the management agreement during the fiscal years ended December 31, 2005 and 2004.

As of December 31, 2005 and 2004, our company owed accounts payable of $26,629 and $26,629 respectively to J. Stephen Barley. As of December 31, 2005 and 2004, our company also owed accounts payable of $27,000 and $18,000 respectively to a company controlled by J. Stephen Barley.

On January 23, 2006, subsequent to our fiscal year ended December 31, 2005, our company issued a note payable of $5,000 CDN to a company in which J. Stephen Barley is a director. The note bears interest at 8% per annum and is payable on demand.

ITEM 13.	EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
10.2	Letter Agreement dated June 19, 2003, between our company and Jerry H. Clay (2)
10.3	Letter Agreement dated December 31, 2003, between our company and Jerry H. Clay (3)
10.4	Letter Agreement dated July 28, 2004, between our company and International European Realty Limited (5)
14.1	Code of Ethics (4)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001.

(2)	Previously filed as an exhibit to a Current Report filed on Form 8-K on July 3, 2003.

(3)	Previously filed as an exhibit to our Quarterly Report filed on Form 10-QSB on November 14, 2003.

(4)	Previously filed as an Exhibit to our Annual Report filed on Form 10-KSB on March 30, 2004.

(5)	Previously filed as an Exhibit to our Quarterly Report filed on Form 10-QSB on November 15, 2004

*Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Morgan & Company, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005 and 2004 were $3,050 and $1,850 respectively.

Audit Related Fees

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed for assurance and related services by Morgan & Company relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $1,900 and $1,900 respectively.

Tax Fees

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed by Morgan & Company for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil respectively.

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

Our board of directors has considered the nature and amount of fees billed by Morgan & Company for the fiscal year ended December 31, 2005, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Morgan & Company’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUSCANY MINERALS, LTD.

/s/ J. Stephen Barley

By: J. Stephen Barley

J. Stephen Barley

Chief Executive Officer, President, Secretary and Treasurer

(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: March 31, 2006