Form 10QSB
period 2006-03-31
TUSCANY MINERALS LTD
filed 2006-05-12
CIK 1128790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________

Commission file number  000-32981

Tuscany Minerals, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0335259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3390 Craigend Road, West Vancouver, British Columbia, Canada V7V 3G2
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

12,538,000 common shares issued and outstanding as at April 26, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2006	2005

ASSETS

Current
Cash	$325	$76

LIABILITIES

Current
Accounts payable and accrued liabilities	$77,199	$74,342
Notes payable and accrued interest payable (Note 4)	72,557	66,127
Promissory note and accrued interest payable (Note 5)	268,489	263,819
	418,245	404,288

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 Common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(493,920)	(480,212)
	(417,920)	(404,212)

	$325	$76

SEE ACCOMPANYING NOTES

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			ORGANIZATION
			OCTOBER 5
	THREE MONTHS ENDED		2000 TO
	MARCH 31		MARCH 31
	2006	2005	2006

Expenses
Consulting fee	$-	$-	$3,193
Filing and stock transfer fees	110	120	3,464
Interest	5,883	5,580	81,991
Management fee	2,250	2,250	48,000
Mineral property exploration expenditure	-	-	8,500
Mineral property option payment	-	-	3,428
Office and sundry	(15)	53	2,875
Oil and gas property exploration expenditures	-	-	202,686
Professional fees	5,480	5,767	101,622
Travel and business development	-	-	38,161

Loss For The Period	$13,708	$13,770	$493,920

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding	12,538,000	12,538,000

SEE ACCOMPANYING NOTES

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			ORGANIZATION
			OCTOBER 5
	THREE MONTHS ENDED		2000 TO
	MARCH 31		MARCH 31
	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(13,708)	$(13,770)	$(493,920)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	2,857	2,676	77,199
Accrued interest payable	5,883	5,580	81,991
	(4,968)	(5,514)	(334,730)

Cash Flows From Financing Activities
Notes payable	5,217	6,000	63,005
Promissory note payable	-	-	196,050
Shares issued	-	-	76,000
	5,217	6,000	335,055

(Decrease) Increase In Cash	249	486	325

Cash, Beginning Of Period	76	395	-

Cash, End Of Period	$325	$881	$325

SEE ACCOMPANYING NOTES

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of March 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2005 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS
a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on October 5, 2000. The Company’s principal executive officers are in Vancouver, British Columbia, Canada.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $493,920 for the period from October 5, 2000 (inception) to March 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Exploration Expenditures (Continued)

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Income Taxes

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

Notes payable are unsecured, payable on demand, and bear interest at 8% per annum. $42,168 (2005 — $32,613) of the notes payable are due to a company with a common director.

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTION

The Company paid a management fee of $2,250 (2005 - $2,250) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

As of March 31, 2006, accounts payable of $26,629 (2005 — $26,629) was owing to a director of the Company and $29,250 (2005 — $20,250) was owing to a company controlled by the same director.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. Our company does not currently own any property interests.

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

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $325 and a working capital deficit in the amount of $417,920 as of March 31, 2006, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $325 as of March 31, 2006 compared to cash of $76 as of December 31, 2005. We had a working capital deficit of $417,920 as of March 31, 2006 compared to working capital deficit of $404,212 as of December 31, 2005. The majority of the deficit is due to a promissory note and accrued interest of $268,489 held by a third party, which is due and payable on July 28, 2006. We financed our operations during our first quarter of 2006 through borrowing additional funds for working capital.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the next twelve month period.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve month period.

Employees

We currently have no employees, other than our sole officer, Mr. J. Stephen Barley, our President, Secretary and Treasurer, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Mineral Properties and Exploration Expenditures

Our company expenses all costs incurred on mineral properties to which we have secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

Our company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

Our company follows a policy of expensing exploration expenditures until a production decision in respect of the project and our company is reasonably assured that we will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of our investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that our company will continue exploration on such project. Our company does not set a predetermined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Foreign Currency Translation

Our company's functional currency is the United States dollar. Transactions in foreign currency are translated into United States dollars as follows:

1.	monetary items at the rate prevailing at the balance sheet date;

2.	non-monetary items at the historical exchange rate; and

3.	revenue and expense at the average rate in effect during the applicable accounting period.

Income Taxes

Our company has adopted Statement of Financial Accounting Standards No. 109 – "Accounting for Income Taxes". This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Loss Per Share

Our company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 – "Earnings Per Share". Under the provisions of Statement of Financial Accounting Standards No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As our company generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

New Accounting Standards

Management of our company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $325 and a working capital deficit of $417,920 as of March 31, 2006. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

The business of mineral and oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditures by our company in connection with locating, acquiring and developing an interest in a mineral or oil and gas property may not provide or contain commercial quantities of reserves.

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

While J. Stephen Barley, our sole director and executive officer, has experience managing a mineral exploration company, he does not have formal training as a geologist. Accordingly, our management may not fully appreciate many of the specific requirements related to working within the mining and oil and gas industry. Our management decisions may not take into account standard engineering or managerial approaches commonly used by such companies. Consequently, our operations, earnings, and ultimate financial success could be negatively affected due to our management's lack of experience in the industry.

Our sole executive officer has other business interests, and as a result, he may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

J. Stephen Barley presently spends approximately 15% of his business time on business management services for our company. At present, Mr. Barley spends a reasonable amount of time in pursuit of our company's interests. Due to the time commitments from Mr. Barley's other business interests, however, Mr. Barley may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. Barley's other business interests.

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

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a shareholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer). Based upon that evaluation, our President (who is acting as our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.

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
* Filed herewith

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

Date: May 12, 2006