Form 10QSB
period 2006-06-30
TUSCANY MINERALS LTD
filed 2006-08-14
CIK 1128790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________

Commission file number  000-32981

Tuscany Minerals, Ltd.
(Exact name of small business issuer as specified in its charter)

Washington	98-0335259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 20th Street, West Vancouver, British Columbia, Canada V7V 3Z4
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

12,538,000 common shares issued and outstanding as at August 2, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2006 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2006	2005

ASSETS

Current
Cash	$673	$76

LIABILITIES

Current
Accounts payable and accrued liabilities	$91,041	$74,342
Notes payable and accrued interest payable (Note 4)	80,384	66,127
Promissory note and accrued interest payable (Note 5)	273,211	263,819
	444,636	404,288

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 Common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(519,963)	(480,212)
	(443,963)	(404,212)

	$673	$76

SEE ACCOMPANYING NOTES

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30,
	2006	2005	2006	2005	2006

Expenses
Consulting fees	$-	$-	$-	$-	$3,193
Filing and stock transfer fees	70	35	180	155	3,534
Foreign exchange (gain)	-	(1,493)	-	(1,510)	(1,510)
Interest	6,048	5,774	11,931	11,354	88,039
Management fee	2,250	2,250	4,500	4,500	50,250
Mineral property exploration expenditure	-	-	-	-	8,500
Mineral property option payment	-	-	-	-	3,428
Office and sundry	725	97	710	167	5,110
Oil and gas property exploration expenditures	-	-	-	-	202,686
Professional fees	16,623	3,377	22,103	9,144	118,245
Travel & business development	327	-	327	-	38,488

Net Loss For The Period	$26,043	$10,040	$39,751	$23,810	$519,963

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	2,538,000	12,538,000	12,538,000	12,538,000

SEE ACCOMPANYING NOTES

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30,
	2006	2005	2006	2005	2006

Cash Flows From Operating Activities
Net Loss for the period	$(26,043)	$(10,040)	$(39,751)	$(23,810)	$(519,963)

Adjustments To Reconcile Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	13,842	(1,878)	16,699	798	91,041
Accrued interest payable	6,049	5,774	11,932	11,354	88,040
	(6,152)	(6,144)	(11,120)	(11,658)	(340,882)

Cash Flows From Financing Activities
Notes payable	6,500	7,500	11,717	13,500	69,505
Promissory note payable	-	-	-	-	196,050
Shares issued	-	-	-	-	76,000
	6,500	7,500	11,717	13,500	341,555

Increase In Cash	348	1,356	597	1,842	673

Cash, Beginning Of Period	325	881	76	395	-

Cash, End Of Period	$673	$2,237	$673	$2,237	$673

SEE ACCOMPANYING NOTES

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of June 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2005 audited financial statements and notes thereto.

On May 17, 2006, the Company incorporated a wholly-owned Washington subsidiary for the sole purpose of redomiciling to the State of Washington through a merger with the Company’s subsidiary. Effective June 26, 2006, the Company merged with and into its subsidiary, Tuscany Minerals, Ltd., a Washington company, with the surviving company being Tuscany Minerals, Ltd., the Washington company. As a result of this transaction, the Company has redomiciled from the State of Nevada to the State of Washington. The existing bylaws of Tuscany Minerals, Ltd., the Washington company, remain as the bylaws of the surviving corporation.

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS (continued)

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $519,963 for the period from October 5, 2000 (inception) to June 30, 2006 and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

4.	NOTES PAYABLE AND ACCRUED INTEREST PAYABLE

Notes payable are unsecured, payable on demand, and bear interest at 8% per annum. $49,466 (2005 — $32,613) of the notes payable are due to a company with a common director (note 7).

5.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

The promissory note bears interest at 8% per annum and was repayable in full on January 28, 2004. The Company entered into a loan extension agreement whereby the expiry date was extended to July 28, 2004 with a balloon payout payment of $25,000 in addition to accrued interest. On July 28, 2004 the Company entered into a second loan extension agreement whereby the expiry date was extended to January 28, 2005. On January 28, 2005 the Company entered into a third loan extension agreement whereby the expiry date was extended to July 28, 2005. On July 28, 2005 the Company entered into a fourth loan extension agreement whereby the expiry date was extended to January 28, 2006. On January 28, 2006 the Company entered into a fifth loan extension agreement to further extend the expiry date to July 28, 2006. The Company did not repay the promissory note due July 28, 2006, and entered into a sixth loan extension agreement to extend the expiry date to January 28, 2007.

6.	RELATED PARTY TRANSACTION

The Company paid a management fee of $4,500 (2005 - $4,500) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

As of June 30, 2006, accounts payable of $26,956 (2005 — $26,629) was owing to a director of the Company and $31,500 (2005 — $22,500) was owing to a company controlled by the same director.

7.	SUBSEQUENT EVENTS

The Company did not repay the promissory note due July 28, 2006 (see Note 5). However on July 28, 2006, the Company entered into a sixth loan extension agreement to extend the expiry date to January 28, 2007.

Subsequent to June 30, 2006, the Company issued two $12,500 notes payable that are unsecured, payable on demand, and bear interest at 8% per annum. One of these notes was issued to a director of the Company.

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

On May 17, 2006, we incorporated a wholly-owned Washington subsidiary for the sole purpose of redomiciling to the State of Washington through a merger with our subsidiary. Effective June 26, 2006, we merged with and into our subsidiary, Tuscany Minerals, Ltd., a Washington company, with the surviving company being Tuscany Minerals, Ltd., the Washington company. As a result of this transaction, we have redomiciled from the State of Nevada to the State of Washington. The existing bylaws of Tuscany Minerals, Ltd., the Washington company, remain as the bylaws of the surviving corporation.

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

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $673 and a working capital deficit in the amount of $443,963 as of June 30, 2006, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $673 as of June 30, 2006 compared to cash of $76 as of December 31, 2005. We had a working capital deficit of $443,963 as of June 30, 2006 compared to working capital deficit of $404,212 as of December 31, 2005. The majority of the deficit is due to a promissory note and accrued interest of $273,211 held by a third party, which is due and payable on January 28, 2007. We financed our operations during our second quarter of 2006 through borrowing additional funds for working capital.

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

Our company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

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

We had cash in the amount of $673 and a working capital deficit of $443,963 as of June 30, 2006. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer). Based upon that evaluation, our President (who is acting as our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number/Description

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Merger out of Nevada(6)
3.3	Articles of Merger into Washington(6)
3.4	Bylaws(6)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
10.2	Letter Agreement dated June 19, 2003, between our company and Jerry H. Clay (2)
10.3	Letter Agreement dated December 31, 2003, between our company and Jerry H. Clay (3)
10.4	Letter Agreement dated July 28, 2004, between our company and International European Realty Limited (5)
14.1	Code of Ethics (4)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001.

(2)	Previously filed as an exhibit to a Current Report filed on Form 8-K on July 3, 2003.

(3)	Previously filed as an exhibit to our Quarterly Report filed on Form 10-QSB on November 14, 2003.

(4)	Previously filed as an Exhibit to our Annual Report filed on Form 10-KSB on March 30, 2004.

(5)	Previously filed as an Exhibit to our Quarterly Report filed on Form 10-QSB on November 15, 2004
(6)	Previously filed as an Exhibit to our Current Report filed on Form 8-K on June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ J. Stephen Barley

J. Stephen Barley, President, Secretary and Treasurer

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: August 14, 2006