Form 10QSB
period 2006-09-30
TUSCANY MINERALS LTD
filed 2006-11-08
CIK 1128790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

12,538,000 common shares issued and outstanding as at November 3, 2006.

Transitional Small Business Disclosure Format (Check one):

Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2006 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2006	2005

ASSETS

Current
Cash	$453	$76

LIABILITIES

Current
Accounts payable and accrued liabilities	$74,756	$74,342
Notes payable and accrued interest payable (Note 4)	104,173	66,127
Promissory note and accrued interest payable (Note 5)	277,984	263,819
	456,913	404,288

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 Common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(532,460)	(480,212)
	(456,460)	(404,212)

	$453	$76

- See Accompanying Notes -

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5,
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30,
	2006	2005	2006	2005	2006

Expenses
Consulting fees	$-	$-	$-	$-	$3,193
Filing and stock transfer fees	464	10	644	165	3,998
Foreign exchange (gain)	(322)	1,394	293	(116)	293
Interest	6,470	5,910	18,401	17,264	94,509
Management fee	2,250	2,250	6,750	6,750	52,500
Mineral property exploration expenditure	-	-	-	-	8,500
Mineral property option payment	-	-	-	-	3,428
Office and sundry	170	(8)	265	158	3,155
Oil and gas property exploration expenditures	-	-	-	-	202,686
Professional fees	3,465	2,470	25,568	11,614	121,710
Travel & business development	-	-	327	-	38,488

Net Loss For The Period	$12,497	$12,026	$52,248	$35,835	$532,460

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding	12,538,000	12,538,000	12,538,000	12,538,000

- See Accompanying Notes -

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5,
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30,
	2006	2005	2006	2005	2006

Cash Flows From Operating Activities
Net Loss for the period	$(12,497)	$(12,026)	$(52,248)	$(38,835)	$(532,460)

Adjustments To Reconcile Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	(16,286)	2,633	414	3,430	74,755
Accrued interest payable	6,470	5,910	18,401	17,264	94,510
	(22,313)	(3,483)	(33,433)	(15,141)	(363,195)

Cash Flows From Financing Activities
Notes payable	22,093	1,329	33,810	14,829	91,598
Promissory note payable	-	-	-	-	196,050
Shares issued	-	-	-	-	76,000
	22,093	1,329	33,810	14,829	363,648

Increase (decrease) In Cash	(220)	(2,154)	377	(312)	453

Cash, Beginning Of Period	673	2,237	76	395	-

Cash, End Of Period	$453	$83	$453	$83	$453

- See Accompanying Notes -

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of September 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2005 audited financial statements and notes thereto.

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

The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. As at September 30, 2006, the Company is evaluating new opportunities in the mineral exploration business. During 2003, the Company was in the natural gas and oil business which began in June 2003 with the acquisition of a working interest in a re-entry of a natural gas well. During September 2003, the re-entry work on the natural gas well was abandoned and the Company entered into an agreement to terminate the well acquisition agreement. The exploration costs incurred to September 30, 2003 has been charged to operations. Prior to this, the Company was engaged in the acquisition and exploration of mining properties.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS (continued)

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $532,460 for the period from October 5, 2000 (inception) to September 30, 2006 and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

4.	NOTES PAYABLE AND ACCRUED INTEREST PAYABLE

Notes payable are unsecured, payable on demand, and bear interest at 8% per annum. $61,527 (2005 — $35,132) of the notes payable are due to a company with a common director.

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

The Company paid a management fee of $6,750 (2005 - $6,750) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

As of September 30, 2006, accounts payable of $26,956 (2005 — $26,629) was owing to a director of the Company and $33,750 (2005 — $24,750) was owing to a company controlled by the same director.

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

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $453 and a working capital deficit in the amount of $456,460 as of September 30, 2006, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $453 as of September 30, 2006 compared to cash of $76 as of December 31, 2005. We had a working capital deficit of $456,460 as of September 30, 2006 compared to working capital deficit of $404,212 as of December 31, 2005. The majority of the working capital deficit is due to a promissory note and accrued interest of $277,984 held by a third party, which is due and payable on January 28, 2007. We financed our operations during our third quarter of 2006 through borrowing additional funds for working capital.

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

We had cash in the amount of $453 and a working capital deficit of $456,460 as of September 30, 2006. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer). Based upon that evaluation, our President (who is acting as our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: November 8, 2006