Form 10KSB
period 2006-12-31
TUSCANY MINERALS LTD
filed 2007-04-02
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-32981

TUSCANY MINERALS, LTD.
(Name of small business issuer in its charter)

Washington	98-0335259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 - 20th Street, West Vancouver, British
Columbia, Canada	V7V 3Z4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 604.926.4300

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes [X] No [   ]

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

6,213,000 common shares @ $0.25 (1) = $1,553,250

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

12,538,000 common shares issued and outstanding as of March 29, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X].

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On June 19, 2003, we entered into an agreement with Jerry Clay to participate in the re-entry and potential production of a natural gas well in the Tennessee Colony East (Rodessa) Field located in Anderson County, Texas. The well is known as the LNR No. 1 Well and is located on 527.23 acres of property in Anderson County, Texas. Production from the property was subject to royalty payments and overriding royalty interests totalling no more than 25% of the natural gas production from the property.

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

We had cash in the amount of $396 and a working capital deficit of $471,700 as of December 31, 2006. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

ITEM 2.         DESCRIPTION OF PROPERTY.

We do not own any real property. Our principal business offices are located at 1155 – 20th Street, West Vancouver, British Columbia, Canada V7V 3Z4. These premises are provided to us pursuant to a management agreement dated December 1, 2000, between our company and C.H.M. Consulting Inc., a private company controlled by J. Stephen Barley. The management agreement was originally for a term expiring December 31, 2001, but has been extended on a monthly basis by agreement dated January 1, 2002, between our company and Mr. Barley. Our company currently pays $750 per month for our use of these premises and for additional management and administrative services provided by C.H.M. Consulting Inc. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

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

As of March 29, 2007, there were 41 holders of record of our common stock. As of such date, 12,538,000 common shares of our company were issued and outstanding.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2006.

ITEM 6.         MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended December 31, 2007, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

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

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $396 and a working capital deficit in the amount of $471,700 as of December 31, 2006, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Liquidity And Capital Resources

We had cash of $396 as of December 31, 2006 compared to cash of $76 as of December 31, 2005. We had a working capital deficit of $471,700 as of December 31, 2006 compared to a working capital deficit of $404,212 as of December 31, 2005. The majority of the deficit is due to a promissory note and accrued interest of $282,758 held by a third party, which became due and payable on January 28, 2006. Following January 28, 2006, we negotiated several extensions for the repayment of the promissory note to July 28, 2007. We financed our operations during our first, second, third and fourth quarter through borrowing additional funds for working capital.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending December 31, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2007.

Off-Balance Sheet Arrangements

As of December 31, 2006, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than our sole executive officer, J. Stephen Barley, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Exploration Stage Company

Our company complies with Financial Accounting Standards Board (“FASB”) Statement No. 7, and Securities and Exchange Commission Act Guide 7 in its characterization as an exploration stage company.

Mineral Property Interests

Costs of acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our company’s commitments to a plan of action based on the then known facts.

Asset Retirement Obligations

Our company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 143 – “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at our company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

Asset Impairment

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). Our company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Foreign Currency Translation

Our company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate; and
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Income Taxes

Our Company has adopted SFAS No. 109 – “Accounting for Income taxes” (“SFAS No. 109”). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Loss Per Share

Our company computes loss per share in accordance with SFAS No. 128 – “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As our company generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

Financial Instruments

Our company’s financial instruments consist of cash on deposit, accounts payable and accrued liabilities, and notes payable.

Management of our company does not believe that we are subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

SIGNIFICANT ACCOUNTING POLICIES

September 2006 – Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). It addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. Our company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on the financial statements.

September 2006 - FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Our company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on the financial statements.

June 2006 - FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“SFAS No. 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Our company does not expect that the implementation of SFAS No. 158 will have any material impact on our financial position and results of operations.

November 2005 - FASB issued Staff Position No. FSP (FASB Staff Position) FAS (Financial Accounting Standard) 115-1 – “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS FSP 115-1”). FAS FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FAS FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. Our company has determined that the adoption of FAS FSP 115-1 does not have an impact on our results of operations or financial position.

May 2005 - FASB issued Statement No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after June 1, 2006. The adoption of this standard is not expected to have a material effect on our company’s results of operations or financial position.

March 2005 - FASB issued Interpretation No. (“FIN”) 47 – “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Our company does not expect this guidance to have a material impact on our financial statements.

March 2005 - The Emerging Issues Task Force issued EITF Issue 04-6 – “Accounting for Stripping Costs in the Mining Industry” (“EITF 04-6”), stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43 – “Restatement and Revision of Accounting Research Bulletins, Chapter 4, “Inventory Pricing”, (“ARB No. 43”)”. Based upon this statement, post-production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. Our company has determined that the adoption of EITF Issue 04-6 does not have an impact on our results of operations or financial position since our company is in the exploration stage.

The following are recent accounting pronouncements that management believes are not applicable to our company, and accordingly have no impact or effect on our company’s present or future reportable results of operations or financial position. Therefore, these accounting pronouncements have not been described in detail. Management also does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

  In September 2006, FASB issued FASB Staff Position (“FSP”) Audit Guideline (“AUG”) Airline Guide (“AIR”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities”.

  In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

  In September 2006, the Emerging Issues Task Force reached a final consensus on Issue No. 06-4, “Accounting for the Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split- Dollar Life Insurance Arrangements”.

  In July 2006, FASB issued FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”.

  In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

  In February 2006, FASB issued SFAS No. 15, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”.

ITEM 7.         FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended December 31, 2006 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm of Morgan & Company, Chartered Accountants, dated March 21, 2007;

2.	Balance Sheets as at December 31, 2006 and December 31, 2005;

3.	Statements of Operations for the years ended December 31, 2006 and December 31, 2005 and for the cumulative period from date of organization October 5, 2000 to December 31, 2006;

4.	Statements of Cash Flows for the years ended December 31, 2006 and December 31, 2005 and for the cumulative period from date of organization October 5, 2000 to December 31, 2006;

5.	Statements of Stockholders’ Deficiency for the period from inception, October 5, 2000, to December 31, 2006; and

6.	Notes to Financial Statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tuscany Minerals, Ltd.
(An exploration stage company)

We have audited the accompanying balance sheets of Tuscany Minerals, Ltd. (an exploration stage company) as at December 31, 2006 and 2005, and the related statements of operations, cash flows, and stockholders’ equity (deficiency) for each of the two years in the period ended December 31, 2006, and for the cumulative period from date of organization, October 5, 2000, to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005, and the results of its operations and its cash flows for the periods indicated in conformity with United States generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"Morgan & Company"
March 21, 2007	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2006	2005

ASSETS

Current
Cash	$396	$76

LIABILITIES

Current
Accounts payable and accrued liabilities	$83,318	$74,342
Notes payable and accrued interest payable (Note 4)	106,020	66,127
Promissory note and accrued interest payable (Note 5)	282,758	263,819
	472,096	404,288

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(547,700)	(480,212)
	(471,700)	(404,212)

	$396	$76

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			ORGANIZATION
			OCTOBER 5
	YEARS ENDED		2000 TO
	DECEMBER 31		DECEMBER 31
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Consulting fee	-	-	3,193
Filing and stock transfer fees	679	630	4,033
Interest	25,022	23,200	101,130
Management fee	9,000	9,000	54,750
Mineral property exploration expenditure	-	-	8,500
Mineral property option payment	-	-	3,428
Office and sundry	598	92	3,488
Oil and gas property exploration
expenditures	-	-	202,686
Professional fees	31,862	16,640	128,004
Travel and business development	327	-	38,488
	67,488	49,562	547,700

Net Loss For The Period	$(67,488)	$(49,562)	$(547,700)

Basic And Diluted Loss Per Common Share
	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding	12,538,000	12,538,000

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			ORGANIZATION
			OCTOBER 5
	YEARS ENDED		2000 TO
	DECEMBER 31		DECEMBER 31
	2006	2005	2006

Cash Flows Used By Operating Activities
Net loss for the period	$(67,488)	$(49,562)	$(547,700)

Adjustments to reconcile net loss to net cash used by
operating activities:
Accounts payable and accrued liabilities	8,976	10,714	83,318
Accrued interest payable	25,022	23,200	101,130
	(33,490)	(15,648)	(363,252)

Cash Flows Provided By Financing Activities
Notes payable	33,810	15,329	91,598
Promissory note payable	-	-	196,050
Share capital issue	-	-	76,000
	33,810	15,329	363,648

Net (Decrease) Increase In Cash	320	(319)	396

Cash, Beginning Of Period	76	395	-

Cash, End Of Period	$396	$76	$396

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM ORGANIZATION, OCTOBER 5, 2000, TO DECEMBER 31, 2006
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE	CUMULATIVE
			PAID-IN	EXPLORATION	TRANSLATION
	SHARES	AMOUNT	CAPITAL	STAGE	ADJUSTMENT	TOTAL

November - Shares issued for
cash at $0.001	6,500,000	$6,500	$-	$-	$-	$6,500
November - Shares issued for
cash at $0.01	6,000,000	6,000	54,000	-	-	60,000
December - Shares issued for
cash at $0.25	38,000	38	9,462	-	-	9,500
Translation adjustment	-	-	-	-	660	660
Net loss for the period	-	-	-	(7,310)	-	(7,310)

Balance, December 31, 2000	12,538,000	12,538	63,462	(7,310)	660	69,350

Translation adjustment	-	-	-	-	(752)	(752)
Net loss for the year	-	-	-	(54,811)	-	(54,811)

Balance, December 31, 2001	12,538,000	12,538	63,462	(62,121)	(92)	13,787

Translation adjustment	-	-	-	-	16	16
Net loss for the year	-	-	-	(24,972)	-	(24,972)

Balance, December 31, 2002	12,538,000	12,538	63,462	(87,093)	(76)	(11,169)

Translation adjustment	-	-	-	-	(205)	(205)
Net loss for the year	-	-	-	(271,508)	-	(271,508)

Balance, December 31, 2003	12,538,000	12,538	63,462	(358,601)	(281)	(282,882)

Translation adjustment	-	-	-	-	281	281
Net loss for the year	-	-	-	(72,049)	-	(72,049)

Balance, December 31, 2004	12,538,000	12,538	63,462	(430,650)	-	(354,650)

Net loss for the year	-	-	-	(49,562)	-	(49,562)

Balance, December 31, 2005	12,538,000	12,538	63,462	(480,212)	-	(404,212)

Net loss for the year	-	-	-	(67,488)	-	(67,488)

Balance, December 31, 2006	12,538,000	$12,538	$63,462	$(547,700)	$-	$(471,700)

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

a)	Organization

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

The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. As at December 31, 2006, the Company is evaluating new opportunities in the mineral exploration business. During 2003, the Company was in the natural gas and oil business which began in June 2003 with the acquisition of a working interest in a re-entry of a natural gas well. During September 2003, the re-entry work on the natural gas well was abandoned and the Company entered into an agreement to terminate the well acquisition agreement. The exploration costs incurred to September 30, 2003 has been charged to operations. Prior to this, the Company was engaged in the acquisition and exploration of mining properties.

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a cumulative net loss of $547,700 for the period from October 5, 2000 (inception) to December 31, 2006 and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Exploration Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Statement No. 7, and Securities and Exchange Commission Act Guide 7 in its characterization as an exploration stage company.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

	b)	Mineral Property Interests

Costs of acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

	c)	Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

	d)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 143 – “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

	e)	Asset Impairment

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

	f)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

	g)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

	h)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

monetary items at the rate prevailing at the balance sheet date;
non-monetary items at the historical exchange rate;
revenue and expense at the average rate in effect during the applicable accounting period.

	i)	Income Taxes

The Company has adopted SFAS No. 109 – “Accounting for Income taxes” (“SFAS No. 109”). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	j)	Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128 – “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

k)	Financial Instruments

The Company’s financial instruments consist of cash on deposit, accounts payable and accrued liabilities, notes payable and promissory note.

Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)

September 2006 – Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). It addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on the financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (cont'd…)

b)

September 2006 - FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on the financial statements.

c)

June 2006 - FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“SFAS No. 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

d)

November 2005 - FASB issued Staff Position No. FSP (FASB Staff Position) FAS (Financial Accounting Standard) 115-1 – “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS FSP 115-1”). FAS FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FAS FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FAS FSP 115-1 does not have an impact on its results of operations or financial position.

e)

May 2005 - FASB issued Statement No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period- specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after June 1, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

f)

March 2005 - FASB issued Interpretation No. (“FIN”) 47 – “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

g)

March 2005 - The Emerging Issues Task Force issued EITF Issue 04-6 – “Accounting for Stripping Costs in the Mining Industry” (“EITF 04-6”), stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43 – “Restatement and Revision of Accounting Research Bulletins, Chapter 4, “Inventory Pricing”, (“ARB No. 43”)”. Based upon this statement, post-production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (cont'd…)

to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company is in the exploration stage.

The following are recent accounting pronouncements that management believes are not applicable to the Company, and accordingly have no impact or effect on the Company’s present or future reportable results of operations or financial position. Therefore, these accounting pronouncements have not been described in detail. Management also does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

  In September 2006, FASB issued FASB Staff Position (“FSP”) Audit Guideline (“AUG”) Airline Guide (“AIR”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities”.

  In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

  In September 2006, the Emerging Issues Task Force reached a final consensus on Issue No. 06-4, “Accounting for the Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split- Dollar Life Insurance Arrangements”.

  In July 2006, FASB issued FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”.

  In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

  In February 2006, FASB issued SFAS No. 15, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”.

4.	NOTES PAYABLE AND ACCRUED INTEREST PAYABLE

Notes payable of $91,597 (2005 - $57,788) at December 31, 2006 are unsecured, payable on demand, and bear interest at 8% per annum. From the date of advancement of funds to December 31, 2006, interest of $14,423 (2005 - $8,339) has been accrued. Interest expensed in 2006 amounted to $6,083 (2005 - $4,261).

At December 31, 2006 $62,617 (2005 - $36,260) of the notes payable and accrued interest are due to a company with a common director and to a director.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

5.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

At December 31, 2006 the promissory note of $196,050 (2005 - $196,050) bore interest at 8% per annum and was repayable in full on January 28, 2004.

The Company had entered into various loan extension agreements since the initial due date, including a required balloon payout amount of $25,000. At December 31, 2006, the expiry date has been extended to January 28, 2007. Since advancement of funds to December 31, 2006, interest has been accrued of $61,708 (2005 - $42,769). Interest expensed in 2006 amounted to $18,939 (2005 - $18,939).

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the year ended December 31, 2006, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at December 31, 2006 that are not otherwise disclosed elsewhere:

	a)	The Company paid a management fee of $9,000 (2005 - $9,000) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

	b)	As of December 31, 2006, accounts payable of $26,956 (2005 - $26,629) was owing to a director of the Company and $36,000 (2005 - $27,000) was owing to a company controlled by the same director.

	c)	Interest expensed by the Company relating to notes payable due to a company with a common director amounted to $3,593 (2005 - $2,353).

7.	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2005 – 34%) to income before income taxes. The difference results from the following items:

	2006	2005

Computed expected (benefit) income taxes	$(22,900)	$(16,900)
Increase in valuation allowance	22,900	16,900

	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2006	2005

Deferred income tax asset	$(186,100)	$(163,200)
Valuation allowance	186,100	163,200

	$-	$-

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

7.	INCOME TAXES (cont'd…)

The Company has incurred operating losses of approximately $547,700 which, if unutilized, will expire through to 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

8.	COMMITMENTS

The Company has no significant commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters. Management services provided are on a month to month basis.

9.	SUBSEQUENT EVENTS

a)	On January 31, 2007, the Company issued two promissory notes payable to a company with a common director, bearing 8% per annum, unsecured and payable on demand for $2,000 USD and for $5,500 CDN.

b)

The Company did not repay the promissory note and accrued interest due January 28, 2007 (see Note 5). However on January 28, 2007 the Company entered into a loan extension agreement to extend the expiry date to July 28, 2007.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.    CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President, Chief Executive Officer, Secretary and Treasurer. Based upon that evaluation, our company’s President, Chief Executive Officer, Secretary and Treasurer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President, Chief Executive Officer, Secretary and Treasurer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
J. Stephen Barley	President, Secretary, Treasurer, Chief Executive Officer and Director	50	October 5, 2000

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

J. Stephen Barley

Mr. Barley has held the positions of President, Secretary, Treasurer, Chief Executive Officer and director of our company since October 5, 2000. Mr. Barley received his Bachelor of Commerce degree from the Mount Allison University in New Brunswick, Canada in 1979. He received his law degree from Dalhousie University in Nova Scotia, Canada in 1982. Mr. Barley practiced as a lawyer with Casey & O’Neill and successor firms from 1984 to 1991. Mr. Barley practiced as a lawyer with J. Stephen Barley Personal Law Corporation from 1992 to 1997. Mr. Barley specialized in the areas of corporate and securities law during the time of his private practice as a lawyer with Casey & O’Neill and J. Stephen Barley Personal Law Corporation. Mr. Barley’s clients included a number of publicly traded companies involved in the business of mineral exploration. Mr. Barley has been involved as a corporate finance consultant and as a director and investor in several private and public business ventures since 1997. Mr. Barley is a member in good standing of the Law Society of British Columbia and the Law Society of Alberta. Mr. Barley was the President, Secretary, Treasurer and a director of Copper Valley Minerals Ltd. from February 1999 to October 2001. Copper Valley Minerals Ltd. (now known as Dtomi, Inc.) is a reporting company under the Securities Exchange Act of 1934 and is a company whose shares are traded on the Over-The-Counter Bulletin Board. Mr. Barley was appointed a director of New Century Equity Holdings, Corp., a Nasdaq listed company, from December 2000 to December 2002. Mr. Barley also became a director of NetDriven Solutions Inc. on March 30, 2001, an information technology company listed on the Toronto Stock Exchange. NetDriven Solutions Inc. amalgamated with Cervus Financial Group Inc. in July 2004, and became a lender in the Canadian mortgage industry. Until March 2006, Mr. Barley was a director of Cervus Financial Group Inc., a company that was listed on the TSX Venture Exchange. In May 2005, Mr. Barley became a director of OMC Capital Corp., a capital pool company listed on the TSX Venture Exchange. On March 20, 2006, Mr. Barley became a director of Calypso Acquisition Corp., a company also listed on the TSX Venture Exchange. In July 2006, Mr. Barley became an officer and director of Ontario Hose Specialties Inc. which subsequently changed its name to Bordeaux Energy Inc. and is listed on the TSX Venture Exchange. In August 2006, Mr. Barley became an officer and director of Centillion Industries Inc., a company listed on the NEX. In September 2006, Mr. Barley became a director of Waymar Resources Ltd., a company listed on the TSX Venture Exchange and subsequently became an officer of that company. Also in September 2006, Mr. Barley became a director of Arrabbiata Capital Corp. which has subsequently changed its name to Olivut Resources Ltd. and is listed on the TSX Venture Exchange. Mr. Barley is a partner in WestPoint Merchant Ventures Inc. a private corporate finance services company.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended December 31, 2006, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on March 30, 2004 as Exhibit 14.1 to our annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Tuscany Minerals, Ltd., 1155 – 20th Street, West Vancouver, British Columbia V7V 3Z4, Canada.

Nomination Process

As of March 29, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, solely consisting of J. Stephen Barley. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

ITEM 10.     EXECUTIVE COMPENSATION.

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the transitional year ended December 31, 2006; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2006, who we will collectively refer to as our named executive officers, of our company for the years ended December 31, 2006 and 2005, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
J. Stephen Barley, Chief Executive Officer, President, Secretary and Treasurer(1)	2006 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$9,000 $9,000	$9,000 $9,000

(1)

Compensation attributable to J. Stephen Barley is paid pursuant to a management agreement dated December 1, 2000, between our company and C.H.M. Consulting Inc., a company wholly-owned by J. Stephen Barley.

The services of J. Stephen Barley, our sole director and executive officer, are provided to us pursuant to a management agreement dated December 1, 2000, between our company and CHM Consulting Inc., a company wholly-owned by J. Stephen Barley. The obligation to provide services was subsequently assumed by CHM Financial Services Inc., a company wholly owned by Mr. Barley. Pursuant to the management agreement, our company pays CHM Financial Services Inc. a management fee of $750 per month in consideration for CHM Financial Services Inc. providing management and administration services to us. This management agreement has been extended on a monthly basis by agreement dated January 1, 2002, between our company and Mr. Barley. The management agreement provides that the $750 monthly fee payable to CHM Financial Services Inc. will be increased in the event that Mr. Barley is required to spend more than 15% of his business time on the business of our company.

There are no compensatory plans or arrangements with respect to our sole executive officer resulting from his resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2006, there were no unexercised options or stock that had not vested in regards to our sole executive officer, and there were no equity incentive plan awards for our sole executive officer during the year ended December 31, 2006.

Options Grants in the Year Ended December 31, 2006

During the year ended December 31, 2006, no stock options were granted to our sole executive officer.

Aggregated Options Exercised in the Year Ended December 31, 2006 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2006 and no stock options held by our sole executive officer at the end of the year ended December 31, 2006.

Repricing of Options/SARS

We did not reprice any options previously granted to our sole executive officer during the year ended December 31, 2006.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended December 31, 2006, we did not pay any compensation or grant any stock options to our sole director.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 29, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
J. Stephen Barley 1155 – 20th Street West Vancouver, B.C. Canada V7V 3Z4	6,325,000	50.4%
Directors and Executive Officers as a Group(1)	6,325,000 common shares	50.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 29, 2007. As of March 29, 2007, there were 12,538,000 shares of our company’s common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2006, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

We have entered into a management agreement dated December 1, 2000, with CHM Consulting Inc., subsequently assumed by CHM Financial Services Inc., both companies wholly-owned by J. Stephen Barley, our sole director and executive officer. Pursuant to the terms of the management agreement, our company pays CHM Financial Services Inc. a monthly management fee of $750 in consideration for CHM Financial Services Inc. providing management and administration services to our company. These services include the management services provided by J. Stephen Barley as our sole executive officer. This management agreement was extended on a monthly basis by agreement dated January 1, 2002, between our company and J. Stephen Barley. The management agreement provides that the $750 monthly fee payable to CHM Financial Services Inc. will be increased in the event that Mr. Barley is required to spend more than 15% of his business time on the business of our company. Our company paid $9,000 to CHM Financial Services Inc. pursuant to the management agreement during the fiscal years ended December 31, 2006.

As of December 31, 2006, our company owed accounts payable of $26,956 to J. Stephen Barley. As of December 31, 2006, our company also owed accounts payable of $36,000 to a company controlled by J. Stephen Barley.

Interest expensed by our company relating to notes payable due to a company with a common director amounted to $3,593.

On January 31, 2007, our company issued a $2,000 promissory note and a CDN$5,500 promissory note to a company in which J. Stephen Barley is a director. The note bears interest at 8% per annum, is unsecured and is payable on demand.

Corporate Governance

We currently act with one director. As J. Stephan Barley is our sole executive officer and holds approximately 50.4% of our common stock as of March 29, 2007, Mr. Barley is not independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors, solely consisting of J. Stephen Barley. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 13.     EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Merger out of Nevada(6)
3.3	Articles of Merger into Washington(6)
3.4	Bylaws (6)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
10.2	Letter Agreement dated June 19, 2003, between our company and Jerry H. Clay (2)
10.3	Letter Agreement dated December 31, 2003, between our company and Jerry H. Clay (3)
10.4	Letter Agreement dated July 28, 2004, between our company and International European Realty Limited (5)
14.1	Code of Ethics (4)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001.

(2)	Previously filed as an exhibit to a Current Report filed on Form 8-K on July 3, 2003.

(3)	Previously filed as an exhibit to our Quarterly Report filed on Form 10-QSB on November 14, 2003.

(4)	Previously filed as an Exhibit to our Annual Report filed on Form 10-KSB on March 30, 2004.

(5)	Previously filed as an Exhibit to our Quarterly Report filed on Form 10-QSB on November 15, 2004

(6)	Previously filed as an Exhibit to our Current Report filed on Form 8-K on June 30, 2006.

*Filed herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Morgan & Company, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal years ended December 31, 2006 and 2005 were $8,012 and $3,050 respectively.

Audit Related Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Morgan & Company relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $Nil and $1,900 respectively.

Tax Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Morgan & Company for other non-audit professional services, other than those services listed above, totalled $682 and $Nil respectively.

All Other Fees

We did not incur any other fees, other than described above, during the years ended December 31, 2006 and 2005.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Morgan & Company and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Morgan & Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUSCANY MINERALS, LTD.

By: /s/ J. Stephen Barley
J. Stephen Barley
Chief Executive Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

/s/ J. Stephen Barley
J. Stephen Barley
Chief Executive Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 2, 2007