Form 10QSB
period 2007-06-30
TUSCANY MINERALS LTD
filed 2007-08-14
CIK 1128790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

12,538,000 common shares issued and outstanding as at August 7, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2007	2006

ASSETS

Current
Cash	$450	$396

LIABILITIES

Current
Accounts payable and accrued liabilities	$106,405	$83,318
Notes payable and accrued interest payable (Note 4)	116,625	106,020
Promissory note and accrued interest payable (Note 5)	292,149	282,758
	515,179	472,096

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 Voting Common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 Common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(590,729)	(547,700)
	(514,729)	(471,700)

	$450	$396

See Accompanying Notes.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM STATEMENTS OF LOSS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30,
	2007	2006	2007	2006	2007

Expenses
Consulting fees	$-	$-	$-	$-	$3,193
Filing and stock transfer fees	818	70	893	180	4,926
Interest	6,683	6,048	13,247	11,931	114,377
Management fee	2,250	2,250	4,500	4,500	59,250
Mineral property exploration expenditure	-	-	-	-	8,500
Mineral property option payment	-	-	-	-	3,428
Office and sundry	1,935	725	1,965	710	5,453
Oil and gas property exploration expenditures	-	-	-	-	202,686
Professional fees	14,546	16,623	22,424	22,103	150,428
Travel & business development	-	327	-	327	38,488

Net Loss For The Period	$26,232	$26,043	$43,029	$39,751	$590,729

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	12,538,000	12,538,000	12,538,000	12,538,000

See Accompanying Notes.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30,
	2007	2006	2007	2006	2007

Cash Flows Used By Operating Activities
Net Loss for the period	$(26,232)	$(26,043)	$(43,029)	$(39,751)	$(590,729)

Adjustments To Reconcile Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	19,532	13,842	23,087	16,699	106,405
Accrued interest payable	6,683	6,049	13,247	11,932	114,377
	(17)	(6,152)	(6,695)	(11,120)	(369,947)

Cash Flows Provided By Financing Activities
Notes payable	-	6,500	6,749	11,717	98,347
Promissory note payable	-	-	-	-	196,050
Shares issued	-	-	-	-	76,000
	-	6,500	6,749	11,717	370,397

Increase (Decrease) In Cash	(17)	348	54	597	450

Cash, Beginning Of Period	467	325	396	76	-

Cash, End Of Period	$450	$673	$450	$673	$450

See Accompanying Notes.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of June 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2006 audited financial statements and notes thereto.

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

The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. As at June 30, 2007 the Company is evaluating new opportunities in the resource exploration business and in other industries. During 2003, the Company was in the natural gas and oil business which began in June 2003 with the acquisition of a working interest in a re-entry of a natural gas well. During September 2003, the re-entry work on the natural gas well was abandoned and the Company entered into an agreement to terminate the well acquisition agreement. The exploration costs incurred to September 30, 2003 has been charged to operations. Prior to this, the Company was engaged in the acquisition and exploration of mining properties.

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS (continued)

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $590,729 for the period from October 5, 2000 (inception) to June 30, 2007 and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

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

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

4.	NOTES PAYABLE AND ACCRUED INTEREST PAYABLE

Notes payable of $98,347 (2006 - $69,505) at June 30, 2007 are unsecured, payable on demand, and bear interest at 8% per annum. From the date of advancement of funds to June 30, 2007, interest of $18,279 (2006 - $10,879) has been accrued. Interest expensed in the three months ended June 30, 2007 amounted to $1,962 (2006 - $1,326).

At June 30, 2007, $71,732 (2006 - $49,466) of the notes payable and accrued interest are due to a company with a common director and to a director.

5.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

At June 30, 2007 the promissory note of $196,050 (2006 - $196,050) bore interest at 8% per annum and was repayable in full on January 28, 2004.

The Company had entered into various loan extension agreements since the initial due date, including a required balloon payout amount of $25,000. At June 30, 2007, the expiry date has been extended to July 28, 2007. Since advancement of funds to June 30, 2007, interest has been accrued of $71,099 (2006 - $52,161). Interest expensed for the three months ended June 30, 2007 amounted to $4,722 (2006 - $4,722).

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the three months ended June 30, 2007, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at June 30, 2007 that are not otherwise disclosed elsewhere:

a)	The Company paid a management fee of $2,250 (2006 - $2,250) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

b)	As of June 30, 2007, accounts payable of $27,032 (2006 - $26,956) was owing to a director of the Company and $40,500 (2006 - $31,500) was owing to a company controlled by the same director.

c)	Interest expensed by the Company relating to notes payable due to a company with a common director amounted to $1,213 (2006 - $798).

TUSCANY MINERALS, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

7.	SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the Company issued two $15,000 CDN notes payable that are unsecured, payable on demand, and bear interest at 8% per annum. One of these notes was issued to a director of the Company.

Also, the Company did not repay the promissory note due July 28, 2007 (see Note 5). However on July 28, 2007, the Company entered into an extension agreement to extend the expiry date to January 28, 2008, under the same terms and interest rate.

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

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

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $450 and a working capital deficit in the amount of $514,729 as of June 30, 2007, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and / or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Subsequent to our quarter ended June 30, 2007, we issued two CDN $15,000 promissory notes that are unsecured, payable on demand and bear interest at 8% per annum. One of these notes was issued to a director of our company.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $450 as of June 30, 2007 compared to cash of $396 as of December 31, 2006. We had a working capital deficit of $514,729 as of June 30, 2007 compared to working capital deficit of $471,700 as of December 31, 2006. The majority of the working capital deficit is due to notes payable and accrued interest payable of $116,625 and a promissory note with accrued interest of $292,149 held by a third party, which was due and payable on January 28, 2006. Following January 28, 2006, we negotiated several extensions for the repayment of the promissory note to January 28, 2008. We financed our operations during our first quarter of 2007 through borrowing additional funds for working capital.

Also, on July 31, 2007, we issued two CDN $15,000 promissory notes that are unsecured, payable on demand and bear interest at 8% per annum. One of these notes was issued to a director of our company.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending June 30, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending June 30, 2008.

Off-Balance Sheet Arrangements

As of August 7, 2007, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

We had cash in the amount of $450 and a working capital deficit of $514,729 as of June 30, 2007. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President (who is acting as our Chief Executive Officer and

Chief Financial Officer). Based upon that evaluation, our President (who is acting as our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 14, 2007

CW1333735.3