Form 10QSB
period 2007-09-30
TUSCANY MINERALS LTD
filed 2007-11-14
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

12,538,000 common shares issued and outstanding as at November 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2007	2006

ASSETS

Current
Cash	$1,265	$396

LIABILITIES

Current
Accounts payable and accrued liabilities	$86,991	$83,318
Notes payable and accrued interest payable (Note 4)	147,138	106,020
Promissory note and accrued interest payable (Note 5)	296,923	282,758
	531,052	472,096

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(605,787)	(547,700)
	(529,787)	(471,700)

	$1,265	$396

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5,
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30,
	2007	2006	2007	2006	2007

Expenses
Consulting fees	$-	$-	$-	$-	$3,193
Filing and stock transfer fees	-	464	893	644	4,926
Interest	7,133	6,470	20,380	18,401	121,510
Management fee	2,250	2,250	6,750	6,750	61,500
Mineral property exploration
expenditure	-	-	-	-	8,500
Mineral property option
payment	-	-	-	-	3,428
Office and sundry	186	(152)	2,151	558	5,639
Oil and gas property
exploration expenditures	-	-	-	-	202,686
Professional fees	5,489	3,465	27,913	25,568	155,917
Travel and business
development	-	-	-	327	38,488

Net Loss For The Period	$15,058	$12,497	$58,087	$52,248	$605,787

Basic And Diluted Loss Per
Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number
Of Common Shares
Outstanding	12,538,000	12,538,000	12,538,000	12,538,000

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5,
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30,
	2007	2006	2007	2006	2007

Cash Flows Used By
Operating Activities
Net Loss for the period	$(15,058)	$(12,497)	$(58,087)	$(52,248)	$(605,787)

Changes in non-cash working
capital items
Accounts payable and
accrued liabilities	(19,413)	(16,286)	3,674	414	86,992
Accrued interest payable	7,133	6,470	20,380	18,401	121,510
	(27,338)	(22,313)	(34,033)	(33,433)	(397,285)

Cash Flows Provided By
Financing Activities
Notes payable	28,153	22,093	34,902	33,810	126,500
Promissory note payable	-	-	-	-	196,050
Shares issued	-	-	-	-	76,000
	28,153	22,093	34,902	33,810	398,550

Increase (Decrease) In
Cash	815	(220)	869	377	1,265

Cash, Beginning Of Period	450	673	396	76	-

Cash, End Of Period	$1,265	$453	$1,265	$453	$1,265

Supplemental Disclosure
of Cash Flow Information
Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read inconjunction with the December 31, 2006 audited financial statements and notes thereto. The operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. As at September 30, 2007 the Company is evaluating new opportunities in the oil and gas and mineral exploration businesses. During 2003, the Company was in the natural gas and oil business which began in June 2003 with the acquisition of a working interest in a re-entry of a natural gas well. During September 2003, the re-entry work on the natural gas well was abandoned and the Company entered into an agreement to terminate the well acquisition agreement. The exploration costs incurred to September 30, 2003 has been charged to operations. Prior to this, the Company was engaged in the acquisition and exploration of mining properties.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS (continued)

	c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $605,787 for the period from October 5, 2000 (inception) to September 30, 2007 and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

SEPTEMBER 30, 2007
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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

4.	NOTES PAYABLE AND ACCRUED INTEREST PAYABLE

Notes payable of $126,500 (2006 - $91,598) at September 30, 2007 are unsecured, payable on demand, and bear interest at 8% per annum. From the date of advancement of funds to September 30, 2007, interest of $20,638 (2006 - $12,576) has been accrued. Interest expensed in the three months ended September 30, 2007 amounted to $2,360 (2006 - $1,697).

At September 30, 2007, $87,223 (2006 - $61,527) of the notes payable and accrued interest are due to a company with a common director and to a director.

5.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

At September 30, 2007 the promissory note of $196,050 (2006 - $196,050) bore interest at 8% per annum and was repayable in full on January 28, 2004.

The Company had entered into various loan extension agreements since the initial due date, including a required balloon payout amount of $25,000. At September 30, 2007, the expiry date has been extended to January 28, 2008. Since advancement of funds to September 30, 2007, interest has been accrued of $75,873 (2006 - $56,934). Interest expensed for the three months ended September 30, 2007 amounted to $4,774 (2006 - $4,774).

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the three months ended September 30, 2007, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at September 30, 2007 that are not otherwise disclosed elsewhere:

	a)	The Company paid a management fee of $2,250 (2006 - $2,250) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

	b)	As of September 30, 2007, accounts payable of $27,131 (2006 - $26,956) was owing to a director of the Company and $42,750 (2006 - $33,750) was owing to a company controlled by the same director.

	c)	Interest expensed by the Company relating to notes payable due to a company with a common director amounted to $1,414 (2006 - $1,015).

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	COMMITMENTS

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

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $1,265 and a working capital deficit in the amount of $529,787 as of September 30, 2007, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and / or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,265 as of September 30, 2007 compared to cash of $396 as of December 31, 2006. We had a working capital deficit of $529,787 as of September 30, 2007 compared to working capital deficit of $471,700 as of December 31, 2006. The majority of the working capital deficit is due to notes payable and accrued interest payable of $147,138 and a promissory note with accrued interest of $296,923 held by a third party, which was due and payable on January 28, 2004. Following January 28, 2004, we negotiated several extensions for the repayment of the promissory note to January 28, 2008. We financed our operations during our first quarter of 2007 through borrowing additional funds for working capital.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending September 30, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending September 30, 2008.

Off-Balance Sheet Arrangements

As of November 7, 2007, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Oil and Gas Properties

Our company follows the successful efforts method of accounting for oil and gas exploration and production activities. Acquisition costs, development costs and successful exploration costs are capitalized. Exploratory dry hole costs, lease rental, and geological and geophysical costs are charged to expenses as incurred. Producing properties are depleted by the units-of-production method based on estimated proven reserves.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward looking statements. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $1,265 and a working capital deficit of $529,787 as of September 30, 2007. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our chief executive officer and chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2007, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is acting as our chief executive officer and chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our chief executive officer and chief financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number/Description

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Merger out of Nevada(3)
3.3	Articles of Merger into Washington(3)
3.4	Bylaws(3)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
14.1	Code of Ethics (2)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001.
(2)	Previously filed as an Exhibit to our Annual Report filed on Form 10-KSB on March 30, 2004.

(3)	Previously filed as an Exhibit to our Current Report filed on Form 8-K on June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ J. Stephen Barley
J. Stephen Barley, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: November 14, 2007