Form 10KSB
period 2007-12-31
TUSCANY MINERALS LTD
filed 2008-03-31
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes [X] No [ ]

State issuer’s revenues for its most recent fiscal year. $Nil

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

12,538,000 common shares issued and outstanding as of March 15, 2008.

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

Our company’s first acquisition occurred on December 8, 2000, when we purchased an option to acquire an interest in the mineral claim known as the “Holy Cross mineral claim.” We were unable to maintain our interest in this mineral claim, however, due to our inability to raise the financing necessary to cover exploration costs of the property. Subsequent to losing our interest in this mineral claim, we entered into negotiations with a group of investors based in Texas to collectively pursue the acquisition of prospective oil and gas properties.

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

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward -looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $1,234 and a working capital deficit of $545,891 as of December 31, 2007. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. Our principal business offices are located at 1155 – 20th Street, West Vancouver, British Columbia, Canada V7V 3Z4. These premises are provided to us pursuant to a management agreement dated December 1, 2000, between our company and CHM Consulting Inc., a private company controlled by J. Stephen Barley. The management agreement was originally for a term expiring December 31, 2001, but has been extended on a monthly basis by agreement dated January 1, 2002, between our company and Mr. Barley. Our company currently pays $750 per month for our use of these premises and for additional management and administrative services provided by CHM Consulting Inc. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

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

As of March 15, 2008, there were 42 holders of record of our common stock. As of such date, 12,538,000 common shares of our company were issued and outstanding.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2007.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended December 31, 2008, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our note on forward-looking statements and “Risk Factors” for a list of our risk factors.

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

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $1,234 and a working capital deficit in the amount of $545,891 as of December 31, 2007, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Liquidity And Capital Resources

We had cash of $1,234 as of December 31, 2007 compared to cash of $396 as of December 31, 2006. We had a working capital deficit of $545,891 as of December 31, 2007 compared to a working capital deficit of $471,700 as of December 31, 2006. The majority of the deficit is due to a $196,050 promissory note which bore interest at 8% per annum and was repayable in full on January 28, 2004. Our company has entered into various loan extension agreements since the initial due date, including a balloon payout amount of $25,000. Interest expensed for the year ended December 31, 2007 was $18,939. We financed our operations during our first, second, third and fourth quarter through borrowing additional funds for working capital.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending December 31, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2007, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than our sole executive officer, J. Stephen Barley, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of November 30, 2007, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to December 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 expresses SEC staff views regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments. SAB 110 allows a company to extend the use of the simplified method for grants issued beyond December 31, 2007. The Company has not determined whether or not it will elect to use the simplified method of calculating expected term beyond December 31, 2007.

In September 2006, FASB issued SFAS No. 157, Fair Value Measure” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning December 1, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 did not have any material impact on the Company’s results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended December 31, 2007 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm of Morgan & Company, Chartered Accountants, dated March 17, 2008;

2.	Balance Sheets as at December 31, 2007 and December 31, 2006;

3.	Statements of Operations for the years ended December 31, 2007 and December 31, 2006 and for the cumulative period from date of organization October 5, 2000 to December 31, 2007;

4.	Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2006 and for the cumulative period from date of organization October 5, 2000 to December 31, 2007;

5.	Statements of Stockholders’ Deficiency for the period from inception, October 5, 2000, to December 31, 2007; and

6.	Notes to Financial Statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Tuscany Minerals, Ltd.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Tuscany Minerals, Ltd. (an exploration stage company) as at December 31, 2007 and 2006, and the related statements of operations and cash flows for each of the two years in the period ended December 31, 2007, and for the cumulative period from October 5, 2000 (date of inception) to December 31, 2007, and stockholders’ equity (deficiency) for the cumulative period from October 5, 2000 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, and for the cumulative period from October 5, 2000 (date of inception) to December 31, 2007, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfil its development activities and upon future profitable operations from the development of any mineral properties that it may acquire. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

March 17, 2008	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31	DECEMBER 31
	2007	2006

ASSETS

Current
Cash	$1,234	$396

LIABILITIES

Current
Accounts payable and accrued liabilities	$91,811	$83,318
Notes and accrued interest payable (Note 4)	153,618	106,020
Promissory note and accrued interest payable (Note 5)	301,696	282,758
	547,125	472,096

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares, par value $0.001 per
share

Issued and outstanding:
12,538,000 common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(621,891)	(547,700)
	(545,891)	(471,700)

	$1,234	$396

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			PERIOD FROM
			DATE OF
			INCEPTION
			OCTOBER 5,
	YEAR ENDED		2000 TO
	DECEMBER 31,		DECEMBER 31,
	2007	2006	2007

Expenses
Consulting fee	$-	$-	$3,193
Filing and stock transfer fees	1,258	679	5,291
Interest	27,743	25,022	128,873
Management fee	9,000	9,000	63,750
Mineral property exploration expenditure	-	-	8,500
Mineral property option payment	-	-	3,428
Office and sundry	2,388	598	5,876
Oil and gas property exploration expenditures	-	-	202,686
Professional fees	33,802	31,862	161,806
Travel and business development	-	327	38,488

Net Loss For The Period	$74,191	$67,488	$621,891

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common
Shares Outstanding	12,538,000	12,538,000

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			PERIOD FROM
			DATE OF
			INCEPTION
			OCTOBER 5,
	YEARS ENDED		2000 TO
	DECEMBER 31		DECEMBER 31,
	2007	2006	2007

Cash Flows Used By Operating
Activities:
Net loss for the period	$(74,191)	$(67,488)	$(621,891)

Changes in non-cash operating working
capital items
Accounts payable and accrued
liabilities	8,493	8,976	91,811
Accrued interest payable	27,743	25,022	128,873
	(37,955)	(33,490)	(401,207)

Cash Flows Provided By Financing
Activities:
Notes payable	38,793	33,810	130,391
Promissory note payable	-	-	196,050
Common shares issued	-	-	76,000
	38,793	33,810	402,441

Net Increase In Cash	838	320	1,234

Cash, Beginning Of Period	396	76	-

Cash, End Of Period	$1,234	$396	$1,234

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

20
TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION, OCTOBER 5, 2000, TO DECEMBER 31, 2007
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE	CUMULATIVE
			PAID-IN	EXPLORATION	TRANSLATION
	SHARES	AMOUNT	CAPITAL	STAGE	ADJUSTMENT	TOTAL
November - Shares issued for cash
at $0.001	6,500,000	$6,500	$-	$-	$-	$6,500
November - Shares issued for cash
at $0.01	6,000,000	6,000	54,000	-	-	60,000
December - Shares issued for cash
at $0.25	38,000	38	9,462	-	-	9,500
Translation adjustment	-	-	-	-	660	660
Net loss for the period	-	-	-	(7,310)	-	(7,310)
Balance, December 31, 2000	12,538,000	12,538	63,462	(7,310)	660	69,350
Translation adjustment	-	-	-	-	(752)	(752)
Net loss for the year	-	-	-	(54,811)	-	(54,811)
Balance, December 31, 2001	12,538,000	12,538	63,462	(62,121)	(92)	13,787
Translation adjustment	-	-	-	-	16	16
Net loss for the year	-	-	-	(24,972)	-	(24,972)
Balance, December 31, 2002	12,538,000	12,538	63,462	(87,093)	(76)	(11,169)
Translation adjustment	-	-	-	-	(205)	(205)
Net loss for the year	-	-	-	(271,508)	-	(271,508)
Balance, December 31, 2003	12,538,000	12,538	63,462	(358,601)	(281)	(282,882)
Translation adjustment	-	-	-	-	(281)	(281)
Net loss for the year	-	-	-	(71,477)	-	(71,477)
Balance, December 31, 2004	12,538,000	12,538	63,462	(430,650)	-	(354,650)
Net loss for the year	-	-	-	(49,562)	-	(49,562)
Balance, December 31, 2005	12,538,000	12,538	63,462	(480,212)	-	(404,212)
Net loss for the year	-	-	-	(67,488)	-	(67,488)
Balance, December 31, 2006	0	0	0	(547,700)	-	(471,700)
Net loss for the year	-	-	-	(74,191)	-	(74,191)
Balance, December 31, 2007	0	$0	$0	$(621,891)	$-	$(545,891)

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
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

The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. As at December 31, 2007 the Company is evaluating new opportunities in the mineral exploration business. During 2003, the Company was in the natural gas and oil business which began in June 2003 with the acquisition of a working interest in a re-entry of a natural gas well. During September 2003, the re-entry work on the natural gas well was abandoned and the Company entered into an agreement to terminate the well acquisition agreement. The exploration costs incurred to September 30, 2003 has been charged to operations. Prior to this, the Company was engaged in the acquisition and exploration of mining properties.

	c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $621,891 for the period from October 5, 2000 (inception) to December 31, 2007, has negative cash flow, has a stockholders’ deficiency and has no sales. The future of the Company is dependent upon its ability to obtain adequate financing and upon future profitable operations from the development of its mineral properties that it may acquire. Management has plans to seek additional capital through a private placement and public offering of any common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Asset Retirement Obligations (Continued)

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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	h)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;

		ii)	non-monetary items at the historical exchange rate;

		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

	i)	Income Taxes

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

The Company’s financial instruments consist of cash on deposit, accounts payable and accrued liabilities, notes payable and promissory note payable.

Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of November 30, 2007, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to December 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 expresses SEC staff views regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments. SAB 110 allows a company to extend the use of the simplified method for grants issued beyond December 31, 2007. The Company has not determined whether or not it will elect to use the simplified method of calculating expected term beyond December 31, 2007.

In September 2006, FASB issued SFAS No. 157, Fair Value Measure” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning December 1, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 did not have any material impact on the Company’s results of operations or financial position.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

4.	NOTES PAYABLE AND ACCRUED INTEREST PAYABLE

Notes payable of $130,391 (2006 - $91,597) at December 31, 2007 are unsecured, payable on demand, and bear interest at 8% per annum. From the date of advancement of funds to December 31, 2007, interest of $23,227 (2006 - $14,423) has been accrued. Interest expensed for 2007 amounted to $8,804 (2006 - $6,083).

At December 31, 2007, $90,697 (2006 - $62,617) of the notes payable and accrued interest are due to a company with a common director and to a director.

5.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

At December 31, 2007 the promissory note of $196,050 (2006 - $196,050) bore interest at 8% per annum and was repayable in full on January 28, 2004.

The Company had entered into various loan extension agreements since the initial due date, including a required balloon payout amount of $25,000. At December 31, 2007, the expiry date has been extended to January 28, 2008 (see note 9). Since advancement of funds to December 31, 2007, interest has been accrued of $80,646 (2006 - $61,708). Interest expensed for the year 2007 amounted to $18,939 (2006 - $18,939).

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

For the year ended December 31, 2007, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at December 31, 2007 that are not otherwise disclosed elsewhere:

	a)	The Company paid a management fee of $9,000 (2006 - $9,000) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING (continued)

	b)	As of December 31, 2007, accounts payable of $27,438 (2006 - $26,956) was owing to a director of the Company and $45,000 (2006 - $36,000) was owing to a company controlled by the same director.

	c)	Interest expensed by the Company relating to notes payable due to a company with a common director amounted to $5,309 (2006 - $3,593).

7.	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2006 – 34%) to income before income taxes. The difference results from the following items:

	2007	2006
Computed expected (benefit) income taxes	$(25,200)	$(22,900)
Increase in valuation allowance	25,200	22,900
	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006
Deferred income tax asset	$(211,400)	$(186,100)
Valuation allowance	211,400	186,100
	$-	$-

The Company has incurred operating losses of approximately $621,891 which, if unutilized, will expire through to 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

8.	COMMITMENTS

The Company has no significant commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters. Management services provided are on a month to month basis.

9.	SUBSEQUENT EVENTS

a)

The Company did not repay the promissory note and accrued interest due January 28, 2008 (see Note 5). However on January 28, 2008 the Company entered into a loan extension agreement to extend the expiry date to July 28, 2008.

	b)	On February 18, 2008, the Company issued a promissory note payable to a director of the Company, bearing 8% per annum, unsecured and payable on demand for $2,700 CDN.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, the end of the year covered by this report, our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8A(T) CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2007, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee of our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
J. Stephen Barley	President, Secretary, Treasurer, Chief Executive Officer and Director	51	October 5, 2000

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

J. Stephen Barley

Mr. Barley has held the positions of President, Secretary, Treasurer, Chief Executive Officer and director of our company since October 5, 2000. Mr. Barley received his Bachelor of Commerce degree from the Mount Allison University in New Brunswick, Canada in 1979. He received his law degree from Dalhousie University in Nova Scotia, Canada in 1982. Mr. Barley practiced as a lawyer with Casey & O’Neill and successor firms from 1984 to 1991. Mr. Barley practiced as a lawyer with J. Stephen Barley Personal Law Corporation from 1992 to 1997. Mr. Barley specialized in the areas of corporate and securities law during the time of his private practice as a lawyer with Casey & O’Neill and J. Stephen Barley Personal Law Corporation. Mr. Barley’s clients included a number of publicly traded companies involved in the business of mineral exploration. Mr. Barley has been involved as a corporate finance consultant and as a director and investor in several private and public business ventures since 1997. Mr. Barley is a member in good standing of the Law Society of British Columbia and the Law Society of Alberta. Mr. Barley was the President, Secretary, Treasurer and a director of Copper Valley Minerals Ltd. from February 1999 to October 2001. Copper Valley Minerals Ltd. (now known as Dtomi, Inc.) is a reporting company under the Securities Exchange Act of 1934 and is a company whose shares are traded on the Over-The-Counter Bulletin Board. Mr. Barley was appointed a director of New Century Equity Holdings, Corp., a Nasdaq listed company, from December 2000 to December 2002. Mr. Barley also became a director of NetDriven Solutions Inc. on March 30, 2001, an information technology company listed on the Toronto Stock Exchange. NetDriven Solutions Inc. amalgamated with Cervus Financial Group Inc. in July 2004, and became a lender in the Canadian mortgage industry. Until March 2006, Mr. Barley was a director of Cervus Financial Group Inc., a company that was listed on the TSX Venture Exchange. In May 2005, Mr. Barley became a director of OMC Capital Corp., a capital pool company listed on the TSX Venture Exchange. In June 2007 OMC Capital Corp. amalgamated with ReMac Zinc Corp. and assumed the name ReMac Zinc Corp. Mr. Barley remains a director of ReMac Zinc Corp. which is listed on the TSX Venture Exchange. On March 20, 2006, Mr. Barley became a director of Calypso Acquisition Corp., a company also listed on the TSX Venture Exchange. Calypso Acquisition Corp. subsequently changed its name to Calypso Uranium Corp. In July 2006, Mr. Barley became an officer and director of Ontario Hose Specialties Inc. which subsequently changed its name to Bordeaux Energy Inc. and is listed on the TSX Venture Exchange. In August 2006, Mr. Barley became an officer and director of Centillion Industries Inc., a company listed on the NEX, which subsequently changed its name to Palo Duro Energy Inc. and is now listed on the TSX Venture Exchange. Mr. Barley has resigned as an officer of Palo Duro Energy Inc. but remains as a director. In September 2006, Mr. Barley became a director of Waymar Resources Ltd., a company listed on the TSX Venture Exchange and subsequently became an officer of that company. Also in September 2006, Mr. Barley became a director of Arrabbiata Capital Corp. which has subsequently changed its name to Olivut Resources Ltd. and is listed on the TSX Venture Exchange. Mr. Barley resigned as a director of Olivut Resources Ltd. in January 2008. Mr. Barley became a director of Cap-Link Ventures Ltd. in June 2007 which is listed on the TSX Venture Exchange and subsequently became an officer of that company. Mr. Barley became a director of Thor Explorations Ltd. (NPL) in July 2007 which is listed on the TSX Venture Exchange. Mr. Barley became a director of Redhawk Resources Inc. in July 2007 which is also listed on the TSX Venture Exchange. Mr. Barley is a partner in WestPoint Merchant Ventures Inc. a private corporate finance services company.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended December 31, 2007, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

Code of Ethics

Effective March 15, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president and secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Nomination Process

As of March 15, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as an “independent director” as the term is used in section 803 of the Amex Company Guide.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended December 31, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
J. Stephen Barley, Chief Executive Officer, President, Secretary and Treasurer(1)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$9,000 $9,000	$9,000 $9,000

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

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2007, there were no unexercised options or stock that had not vested in regards to our sole executive officer, and there were no equity incentive plan awards for our sole executive officer during the year ended December 31, 2007.

Options Grants in the Year Ended December 31, 2007

During the year ended December 31, 2007, no stock options were granted to our sole executive officer.

Aggregated Options Exercised in the Year Ended December 31, 2007 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2007 and no stock options held by our sole executive officer at the end of the year ended December 31, 2007.

Repricing of Options/SARS

We did not reprice any options previously granted to our sole executive officer during the year ended December 31, 2007.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended December 31, 2007, we did not pay any compensation or grant any stock options to our sole director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 15, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
J. Stephen Barley 1155 – 20th Street West Vancouver, B.C. Canada V7V 3Z4	6,325,000	50.4%
Directors and Executive Officers as a Group(1)	6,325,000 common shares	50.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2008. As of March 15, 2008, there were 12,538,000 shares of our company’s common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

We have entered into a management agreement dated December 1, 2000, with CHM Consulting Inc., subsequently assumed by CHM Financial Services Inc., both companies wholly-owned by J. Stephen Barley, our sole director and executive officer. Pursuant to the terms of the management agreement, our company pays CHM Financial Services Inc. a monthly management fee of $750 in consideration for CHM Financial Services Inc. providing management and administration services to our company. These services include the management services provided by J. Stephen Barley as our sole executive officer. This management agreement was extended on a monthly basis by agreement dated January 1, 2002, between our company and J. Stephen Barley. The management agreement provides that the $750 monthly fee payable to CHM Financial Services Inc. will be increased in the event that Mr. Barley is required to spend more than 15% of his business time on the business of our company. Our company paid $9,000 to CHM Financial Services Inc. pursuant to the management agreement during the fiscal year ended December 31, 2007.

As of December 31, 2007, our company owed accounts payable of $27,438 to J. Stephen Barley. As of December 31, 2007, our company also owed accounts payable of $45,000 to a company controlled by J. Stephen Barley.

Interest expensed by our company relating to notes payable due to a company with a common director amounted to $5,309.

Corporate Governance

We currently act with one director. As J. Stephan Barley is our sole executive officer and holds approximately 50.4% of our common stock as of March 15, 2008, Mr. Barley is not an “independent director” as the term is used in section 803 of the Amex Company Guide.

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

ITEM 13. EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Articles of Merger out of Nevada(3)
3.3	Articles of Merger into Washington(3)
3.4	Bylaws(3)
4.1	Share Certificate(1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000(1)
14.1	Code of Ethics(2)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001.

(2)	Previously filed as an Exhibit to our Annual Report filed on Form 10-KSB on March 30, 2004.

(3)	Previously filed as an Exhibit to our Current Report filed on Form 8-K on June 30, 2006.

*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Morgan & Company, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal years ended December 31, 2007 and 2006 were $12,384 and $8,012 respectively.

Audit Related Fees

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed for assurance and related services by Morgan & Company relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $Nil and $Nil respectively.

Tax Fees

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed by Morgan & Company for other non-audit professional services, other than those services listed above, totalled $Nil and $682 respectively.

All Other Fees

We did not incur any other fees, other than described above, during the years ended December 31, 2007 and 2006.

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

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

/s/ J. Stephen Barley
J. Stephen Barley
Chief Executive Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2008