Form 10-Q
period 2008-03-31
TUSCANY MINERALS LTD
filed 2008-05-15
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-32981

TUSCANY MINERALS, LTD.
(Exact name of registrant as specified in its charter)

Washington	98-0335259
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1155 20th Street, West Vancouver, British Columbia, Canada V7V 3Z4
(Address of principal executive offices) (zip code)

604.926.4300
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

12,538,000 common shares issued and outstanding as at May 5, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2008	2007
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$176	$1,234

LIABILITIES

Current
Accounts payable and accrued liabilities	$98,570	$91,811
Notes and accrued interest payable (Note 4)	163,897	153,618
Promissory note and accrued interest payable (Note 5)	306,418	301,696
	568,885	547,125

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(644,709)	(621,891)
	(568,709)	(545,891)

	$176	$1,234

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			DATE OF
			INCEPTION
			OCTOBER 5
	THREE MONTHS ENDED		2000 TO
	MARCH 31,		MARCH 31
	2008	2007	2008

Expenses
Consulting fee	$–	$–	$3,193
Filing and stock transfer fees	–	75	5,291
Interest	7,351	6,564	136,224
Management fee	2,250	2,250	66,000
Mineral property exploration expenditure	–	–	8,500
Mineral property option payment	–	–	3,428
Office and sundry	236	30	6,112
Oil and gas property exploration expenditures	–	–	202,686
Professional fees	12,981	7,878	174,787
Travel and business development	–	–	38,488

Net Loss For The Period	$22,818	$16,797	$644,709

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	12,538,000	12,538,000

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			DATE OF
			INCEPTION
			OCTOBER 5
	THREE MONTHS ENDED		2000 TO
	MARCH 31		MARCH 31
	2008	2007	2008

Cash Flows Used By Operating
Activities:
Net loss for the period	$(22,818)	$(16,797)	$(644,709)

Changes in non-cash operating working
capital items
Accounts payable and accrued	6,759	3,555	98,570
liabilities
Accrued interest payable	7,350	6,564	136,223
	(8,709)	(6,678)	(409,916)

Cash Flows Provided By Financing
Activities
Notes payable	7,651	6,749	138,042
Promissory note payable	–	–	196,050
Common shares issued	–	–	76,000
	7,651	6,749	410,092

Net (Decrease) Increase In Cash	(1,058)	71	176

Cash, Beginning Of Period	1,234	396	-

Cash, End Of Period	$176	$467	$176

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of March 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2007 audited financial statements and notes thereto. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	NATURE OF OPERATIONS AND GOING CONCERN

	a)	Organization

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

The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. As at March 31, 2008 the Company is evaluating new opportunities in the mineral exploration business. During 2003, the Company was in the natural gas and oil business which began in June 2003 with the acquisition of a working interest in a re-entry of a natural gas well. During September 2003, the re-entry work on the natural gas well was abandoned and the Company entered into an agreement to terminate the well acquisition agreement. The exploration costs incurred to September 30, 2003 has been charged to operations. Prior to this, the Company was engaged in the acquisition and exploration of mining properties.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS AND GOING CONCERN (Continued)

	c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $644,709 for the period from October 5, 2000 (inception) to March 31, 2008, has negative cash flow, has a stockholders’ deficiency and has no sales. The future of the Company is dependent upon its ability to obtain adequate financing and upon future profitable operations from the development of its mineral properties that it may acquire. Management has plans to seek additional capital through a private placement and public offering of any common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Cash

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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Financial Instruments

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

4.	NOTES AND ACCRUED INTEREST PAYABLE

Notes payable of $138,041 (December 31, 2007 - $130,391) at March 31, 2008 are unsecured, payable on demand, and bear interest at 8% per annum. From the date of advancement of funds to March 31, 2008, interest of $25,856 (December 31, 2007 - $23,227) has been accrued. Interest expensed for three months ended March 31, 2008 amounted to $2,629 (2007 - $1,894).

At March 31, 2008, $99,908 (December 31, 2007 - $90,697) of the notes payable and accrued interest are due to a company with a common director and to a director.

5.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

At March 31, 2008 the promissory note of $196,050 (December 31, 2007 - $196,050) bore interest at 8% per annum and was repayable in full on January 28, 2004.

The Company had entered into various loan extension agreements since the initial due date, including a required balloon payout amount of $25,000. At March 31, 2008, the expiry date is July 28, 2008. Since advancement of funds to March 31, 2008, interest has been accrued of $85,368 (December 31, 2007 - $80,646). Interest expensed for the three months ended March 31, 2008 amounted to $4,722 (2007 - $4,670).

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

For the year ended March 31, 2008, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at March 31, 2008 that are not otherwise disclosed elsewhere:

	a)	The Company paid a management fee of $2,250 (2007 - $2,250) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

b)

As of March 31, 2008, accounts payable of $27,434 (December 31, 2007 - $27,438) was owing to a director of the Company and $47,250 (December 31, 2007 - $45,000) was owing to a company controlled by the same director.

	c)	Interest expensed by the Company relating to notes payable due to a company with a common director amounted to $1,560 (2007 - $1,154).

7.	COMMITMENTS

The Company has no significant commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters. Management services provided are on a month to month basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

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

There are no material changes in our results of operations as our results of operations are consistent with past periods. We did not generate or realize any revenues from our business operations and our expenses are related to complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completed our annual report, quarterly report and current report filings with the Securities and Exchange Commission.

During the three months ended March 31, 2008, we incurred expenses of $22,818 compared to $16,797 during the three months ended March 31, 2007. The increase in expenses during the three months ended March 31, 2008 was largely due to an increase of professional fees from $7,878 during the three months ended March 31, 2007 to $12,981 during the three months ended March 31, 2008. Similarly, net loss increased from $16,797 during the three months ended March 31, 2007 to $22,818 during the three months ended March 31, 2008.

Liquidity and Capital Resources

We had cash of $176 as of March 31, 2008 compared to cash of $1,234 as of December 31, 2007. We had a working capital deficit of $568,709 as of March 31, 2008 compared to working capital deficit of $545,891 as of December 31, 2007. The majority of the deficit was due to a $196,050 promissory note which bore interest at 8% per annum and was repayable in full on January 28, 2004. Our company has entered into various loan extension agreements since the initial due date, including a balloon payout amount of $25,000. Interest expensed for the three month period ended March 31, 2008 was $4,722 compared to $4,670 for the three month period ended March 31, 2007. We financed our operations during our first quarter through borrowing additional funds for working capital. The expiry date for the promissory note is July 28, 2008.

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $176 and a working capital deficit in the amount of $568,709 as of March 31, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and / or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Operating Activities

Operating activities used cash of $8,709 during the three months ended March 31, 2008 as compared to $6,678 during the three months ended March 31, 2007.

Financing Activities

Financing activities provided cash of $7,651 during the three months ended March 31, 2008 as compared to $6,749 during the three months ended March 31, 2007. Cash provided from financing activities during both periods resulted from the issuance of notes payable.

Investing Activities

Investing activities provided cash of $nil during the quarters ended March 31, 2007 and 2008.

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

We had cash in the amount of $176 and a working capital deficit of $568,709 as of March 31, 2008. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

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

As of March 31, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is acting as our chief executive officer and chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our chief executive officer and chief financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ J. Stephen Barley
J. Stephen Barley, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: May 15, 2008