Form 10-Q
period 2008-06-30
TUSCANY MINERALS LTD
filed 2008-08-12
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-32981

TUSCANY MINERALS, LTD.
(Exact name of registrant as specified in its charter)

Washington	98-0335259
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4247 Rockbank Place, West Vancouver, British Columbia, V7W 1A8
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

12,538,000 common shares issued and outstanding as at August 1, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2008	2007
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$282	$1,234
Prepaids and deposits	25	–
	$307	$1,234

LIABILITIES

Current
Accounts payable and accrued liabilities	$95,564	$91,811
Notes and accrued interest payable (Note 4)	183,687	153,618
Promissory note and accrued interest payable (Note 5)	311,140	301,696
	590,391	547,125

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares, par value $0.001 per
share

Issued and outstanding:
12,538,000 common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(666,084)	(621,891)
	(590,084)	(545,891)

	$307	$1,234

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30,
	2008	2007	2008	2007	2008

Expenses
Consulting fee	$–	$–	$–	$–	$3,193
Filing and stock transfer
fees	1,073	818	1,073	893	6,364
Interest	7,594	6,683	14,945	13,247	143,818
Management fee	2,250	2,250	4,500	4,500	68,250
Mineral property
exploration expenditure	–	–	–	–	8,500
Mineral property option
payment	–	–	–	–	3,428
Office and sundry	1,347	1,935	1,583	1,965	7,459
Oil and gas property
exploration expenditures	–	–	–	–	202,686
Professional fees	9,111	14,546	22,092	22,424	183,898
Travel and business
development	–	–	–	–	38,488

Net Loss For The Period	$21,375	$26,232	$44,193	$43,029	$666,084

Basic And Diluted Loss
Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number Of Common
Shares Outstanding	12,538,000	12,538,000	12,538,000	12,538,000

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		JUNE 30
	2008	2007	2008	2007	2008

Cash Flows Used By
Operating Activities
Net loss for the period	$(21,375)	$(26,232)	$(44,193)	$(43,029)	$(666,084)

Changes in non-cash
operating working capital
items
Prepaids and deposits	(25)	–	(25)	–	(25)
Accounts payable and
accrued liabilities	(3,006)	19,532	3,753	23,087	95,564
Accrued interest payable	7,594	6,683	14,944	13,247	143,817
	(16,812)	(17)	(25,521)	(6,695)	(426,728)

Cash Flows Provided By
Financing Activities
Notes payable	16,918	–	24,569	6,749	154,960
Promissory note payable	–	–	–	–	76,000
Common shares issued	–	–	–	–	196,050
	16,918	–	24,569	6,749	427,010

Net Increase (Decrease)
In Cash	106	(17)	(952)	54	282

Cash, Beginning Of Period	176	467	1,234	396	–

Cash, End Of Period	$282	$450	$282	$450	$282

Supplemental Disclosure Of Cash Flow Information
Interest paid	$–	$–	$–	$–	$–
Income taxes paid	$–	$–	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of June 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2007 audited financial statements and notes thereto. The operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	NATURE OF OPERATIONS AND GOING CONCERN

	(a)	Organization

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

	(b)	Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. As at June 30, 2008 the Company is evaluating new opportunities in the mineral exploration business. During 2003, the Company was in the natural gas and oil business which began in June 2003 with the acquisition of a working interest in a re-entry of a natural gas well. During September 2003, the re-entry work on the natural gas well was abandoned and the Company entered into an agreement to terminate the well acquisition agreement. The exploration costs incurred to September 30, 2003 has been charged to operations. Prior to this, the Company was engaged in the acquisition and exploration of mining properties.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS AND GOING CONCERN (Continued)

	(c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $666,084 for the period from October 5, 2000 (inception) to June 30, 2008, has negative cash flow, has a stockholders’ deficiency and has no sales. The future of the Company is dependent upon its ability to obtain adequate financing and upon future profitable operations from the development of its mineral properties that it may acquire. Management has plans to seek additional capital through a private placement and public offering of any common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

	(a)	Exploration Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Statement No. 7, and Securities and Exchange Commission Act Guide 7 in its characterization as an exploration stage company.

	(b)	Mineral Property Interests

Costs of acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(c)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

	(d)	Use of Estimates

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

	(e)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

	(f)	Basic Diluted Loss Per Share

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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g) Financial Instruments

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

Notes payable of $154,959 (December 31, 2007 - $130,391) at June 30, 2008 are unsecured, payable on demand, and bear interest at 8% per annum. From the date of advancement of funds to June 30, 2008, interest of $28,728 (December 31, 2007 - $23,227) has been accrued. Interest expensed for three months ended June 30, 2008 amounted to $2,872 (2007 - $1,962).

At June 30, 2008, $106,184 (December 31, 2007 - $90,697) of the notes payable and accrued interest are due to a company with a common director and to a director.

5.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

At June 30, 2008 the promissory note of $196,050 (December 31, 2007 - $196,050) bore interest at 8% per annum and was repayable in full on January 28, 2004.

The Company had entered into various loan extension agreements since the initial due date, including a required balloon payout amount of $25,000. At June 30, 2008, the expiry date is July 28, 2008. Since advancement of funds to June 30, 2008, interest has been accrued of $90,090 (December 31, 2007 - $80,646). Interest expensed for the six months ended June 30, 2008 amounted to $9,443 (2007 - $9,392).

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

For the six months ended June 30, 2008, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at June 30, 2008 that are not otherwise disclosed elsewhere:

	a)	The Company paid a management fee of $4,500 (2007 - $4,500) to a company controlled by a director. The management services are on a month to month basis at $750 per month.

b)

As of June 30, 2008, accounts payable of $28,048 (December 31, 2007 - $27,438) was owing to a director of the Company and $49,500 (December 31, 2007 - $45,000) was owing to a company controlled by the same director.

	c)	Interest expensed by the Company relating to notes payable due to a company with a common director amounted to $1,717 (2007 - $1,213).

7.	COMMITMENTS

The Company has no significant commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters. Management services provided are on a month to month basis.

8.	SUBSEQUENT EVENT

Subsequent to June 30, 2008, the Company did not repay the promissory note due July 28, 2008 (see Note 5). However on July 28, 2008, the Company entered into an extension agreement to extend the expiry date to January 28, 2009, under the same terms and interest rate.

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

During the three months ended June 30, 2008, we incurred expenses of $21,375 compared to $26,232 during the three months ended June 30, 2007. The decrease in expenses during the three months ended June 30, 2008 was largely due to a decrease of professional fees from $14,546 during the three months ended June 30, 2007 to $9,111 during the three months ended June 30, 2008. Similarly, net loss decreased from $26,232 during the three months ended June 30, 2007 to $21,375 during the three months ended June 30, 2008.

Liquidity and Capital Resources

We had cash of $282 as of June 30, 2008 compared to cash of $450 as of June 30, 2007. We had a working capital deficit of $590,084 as of June 30, 2008 compared to working capital deficit of $514,729 as of June 30, 2007. The majority of the deficit was due to a $196,050 promissory note which bore interest at 8% per annum and was repayable in full on January 28, 2004. Our company has entered into various loan extension agreements since the initial due date, including a balloon payout amount of $25,000. Interest expensed for the six month period ended June 30, 2008 was $9,443 compared to $9,392 for the six month period ended June 30, 2007. We financed our operations during our first quarter through borrowing additional funds for working capital. The expiry date for the promissory note is January 28, 2009.

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $282 and a working capital deficit in the amount of $590,084 as of June 30, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and / or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Operating Activities

Operating activities used cash of $16,812 during the three months ended June 30, 2008 as compared to $17 during the three months ended June 30, 2007.

Financing Activities

Financing activities provided cash of $16,918 during the three months ended June 30, 2008 as compared to $nil during the three months ended June 30, 2007. Cash provided from financing activities during the three months ended June 30, 2008 resulted from the issuance of notes payable.

Investing Activities

Investing activities provided cash of $nil during the quarters ended June 30, 2007 and 2008.

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

We had cash in the amount of $282 and a working capital deficit of $590,084 as of June 30, 2008. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral and oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Basic Diluted Loss Per Share

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

Management of our company does not believe that our company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

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

As of June 30, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is acting as our chief executive officer and chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our chief executive officer and chief financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: August 12, 2008