Form 10-Q
period 2008-09-30
TUSCANY MINERALS LTD.
filed 2008-11-14
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-32981

TUSCANY MINERALS, LTD.
(Exact name of registrant as specified in its charter)

Washington	98-0335259
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

780 333 Seymour Street, Vancouver, British Columbia, V6B 5A6
(Address of principal executive offices) (zip code)

604.909.0313
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

12,538,000 common shares issued and outstanding as at November 6, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2008	2007
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$234	$1,234

	$234	$1,234

LIABILITIES

Current
Accounts payable and accrued liabilities	$111,495	$91,811
Notes and accrued interest payable (Note 4)	186,812	153,618
Promissory note and accrued interest payable (Note 5)	315,913	301,696
	614,220	547,125

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(689,986)	(621,891)
	(613,986)	(545,891)

	$234	$1,234

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30,
	2008	2007	2008	2007	2008

Expenses
Consulting fee	$–	$–	$–	$–	$3,193
Filing and stock transfer
fees	1,022		2,095	893	7,386
Interest	7,897	7,133	22,842	20,380	151,715
Management fee	2,250	2,250	6,750	6,750	70,500
Mineral property
exploration expenditure	–	–	–	–	8,500
Mineral property option
payment	–	–	–	–	3,428
Office and sundry	(72)	186	1,511	2,151	7,387
Oil and gas property
exploration expenditures					202,686
Professional fees	12,805	5,489	34,897	27,913	196,703
Travel and business
development	–	–	–	–	38,488

Net Loss For The Period	$23,902	$15,058	$68,095	$58,087	$689,986

Basic And Diluted Loss
Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average
Number Of Common
Shares Outstanding	12,538,000	12,538,000	12,538,000	12,538,000

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5,
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007	2008

Cash Flows Used By
Operating Activities
Net loss for the period	$(23,902)	$(15,058)	$(68,095)	$(58,087)	$(689,986)

Changes in non-cash
operating working capital
items:
Prepaids and deposits	25	–	–	–	–
Accounts payable and
accrued liabilities	15,931	(19,413)	19,684	3,674	111,495
Accrued interest payable	7,898	7,133	22,842	20,380	151,715
	(48)	(27,338)	(25,569)	(34,033)	(426,776)

Cash Flows Provided By
Financing Activities
Notes payable	–	28,153	24,569	34,902	154,960
Promissory note payable	–	–	–	–	76,000
Common shares issued	–	–	–	–	196,050
	–	28,153	24,569	34,902	427,010

Net Increase (Decrease) In
Cash	(48)	815	(1,000)	869	234

Cash, Beginning Of Period	282	450	1,234	396	–

Cash, End Of Period	$234	$1,265	$234	$1,265	$234

Supplemental Disclosure Of Cash Flow Information
Interest paid	$–	$–	$–	$–	$–
Income taxes paid	$–	$–	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
 (Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of September 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2007 audited financial statements and notes thereto. The operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. As at September 30, 2008 the Company is evaluating new opportunities in the mineral exploration business. During 2003, the Company was in the natural gas and oil business which began in June 2003 with the acquisition of a working interest in a re-entry of a natural gas well. During September 2003, the re-entry work on the natural gas well was abandoned and the Company entered into an agreement to terminate the well acquisition agreement. The exploration costs incurred to September 30, 2003 has been charged to operations. Prior to this, the Company was engaged in the acquisition and exploration of mining properties.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
 (Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS AND GOING CONCERN (Continued)

	c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $689,986 for the period from October 5, 2000 (inception) to September 30, 2008, has negative cash flow, has a stockholders’ deficiency and has no sales. The future of the Company is dependent upon its ability to obtain adequate financing and upon future profitable operations from the development of its mineral properties that it may acquire. Management has plans to seek additional capital through a private placement and public offering of any common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

SEPTEMBER 30, 2008
 (Unaudited)

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

SEPTEMBER 30, 2008
 (Unaudited)

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

Notes payable of $154,959 (December 31, 2007 - $130,391) at September 30, 2008 are unsecured, payable on demand, and bear interest at 8% per annum. From the date of advancement of funds to September 30, 2008, interest of $31,853 (December 31, 2007 - $23,227) has been accrued. Interest expensed for three months ended September 30, 2008 amounted to $3,125 (September 30, 2007 - $2,360).

At September 30, 2008, $107,979 (December 31, 2007 - $90,697) of the notes payable and accrued interest are due to a company with a common director and to a director.

5.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

At September 30, 2008 the promissory note of $196,050 (December 31, 2007 - $196,050) bore interest at 8% per annum and was repayable in full on January 28, 2004.

The Company had entered into various loan extension agreements since the initial due date, including a required balloon payout amount of $25,000. At September 30, 2008, the expiry date is January 28, 2009. Since advancement of funds to September 30, 2008, interest has been accrued of $94,863 (December 31, 2007 - $80,646). Interest expensed for the three months ended September 30, 2008 amounted to $4,774 (2007 - $4,774).

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
 (Unaudited)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

For the three months ended September 30, 2008, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at September 30, 2008 that are not otherwise disclosed elsewhere:

a)

The Company paid a management fee of $2,250 (2007 - $2,250) to a company controlled by a director for the three months ended September 30, 2008. The management services are on a month to month basis at $750 per month.

b)

As of September 30, 2008, accounts payable of $28,058 (December 31, 2007 - $27,438) was owing to a director of the Company and $51,750 (December 31, 2007 - $45,000) was owing to a company controlled by the same director.

	c)	Interest expensed by the Company relating to notes payable due to a company with a common director amounted to $1,795 (2007 - $1,414) for the three months ended September 30, 2008.

7.	SUBSEQUENT EVENT

Subsequent to September 30, 2008, the Company issued a $13,890 ($15,000 CDN) note payable that is unsecured, payable on demand, and bear interest at 8% per annum to a related party. The note is due to a company owned by the Company's president and chief executive officer.

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

We are currently seeking opportunities to acquire prospective or existing mineral properties, prospective or producing oil and gas properties or other oil and gas resource related projects. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company including businesses not having a resource focus. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with one party to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to acquire an interest in a mineral or oil and gas property or enter into a non-resource business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

We anticipate that we will incur the following expenses over the next twelve months:

1.	$25,000 in connection with our company locating, evaluating and negotiating potential business opportunities;

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

Three Months Ended September 30, 2008 and 2007

During the three months ended September 30, 2008, we incurred expenses of $23,902 compared to $15,058 during the three months ended September 30, 2007. The increase in expenses during the three months ended September 30, 2008 was largely due to an increase of professional fees from $5,489 during the three months ended September 30, 2007 to $12,805 during the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 and 2007

During the nine months ended September 30, 2008, we incurred expenses of $68,095 compared to $58,087 during the nine months ended September 30, 2007. The increase in expenses during the nine months ended September 30, 2008 was largely due to an increase of professional fees from $27,913 during the nine months ended September 30, 2007 to $34,897 during the nine months ended September 30, 2008.

Liquidity and Capital Resources

We had cash of $234 as of September 30, 2008 compared to cash of $1,234 as of December 31, 2007. We had a working capital deficit of $613,986 as of September 30, 2008 compared to working capital deficit of $545,891 as of December 31, 2007. The majority of the deficit was due to a $196,050 promissory note which bore interest at 8% per annum and was repayable in full on January 28, 2004. Our company has entered into various loan extension agreements since the initial due date, including a balloon payout amount of $25,000. Interest expensed for the nine month period ended September 30, 2008 was $22,842 compared to $20,380 for the nine month period ended September 30, 2007. We financed our operations during the nine months ended September 30, 2008 through borrowing additional funds for working capital. The expiry date for the promissory note is January 28, 2009.

We require a minimum of approximately $44,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs and $613,986 to eliminate our working capital deficiency. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $234 and a working capital deficit in the amount of $613,986 as of September 30, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and / or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty related to the tightening of credit markets worldwide. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, increased unemployment, liquidity concerns and volatile but generally declining energy prices. We anticipate that the current economic conditions and the credit shortage will adversely impact our ability to raise financing. In addition, if the future economic environment continues to be less favorable than it has been in recent years, we may experience difficulty in locating a suitable business opportunity to acquire or enter into a business combination.

Operating Activities

Operating activities used cash of $48 during the three months ended September 30, 2008 as compared to $27,338 during the three months ended September 30, 2007. Operating activities used cash of $25,569 during the nine months ended September 30, 2008 as compared to $34,033 during the nine months ended September 30, 2007.

Financing Activities

Financing activities provided cash of $Nil during the three months ended September 30, 2008 as compared to $28,153 during the three months ended September 30, 2007. Financing activities provided cash of $24,569 during the nine months ended September 30, 2008 as compared to $34,902 during the nine months ended September 30, 2007.

Investing Activities

Investing activities provided cash of $nil during the three and nine month periods ended September 30, 2007 and 2008.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our company locating and acquiring a business opportunity, and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

We had cash in the amount of $234 and a working capital deficit of $613,986 as of September 30, 2008. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We currently do not generate revenues, and as a result, we face a high risk of business failure.

We do not hold an interest in any business or revenue generating property. From the date of our incorporation, we have primarily focussed on the location and acquisition of mineral and oil and gas properties. We have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the location, acquisition and development of a prospective property or the acquisition of a suitable business. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

The worldwide macroeconomic downturn may reduce the ability of our company to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire.

In 2008, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

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

Because our executive officers do not have formal training specific to mineral and oil and gas exploration, there is a higher risk our business will fail.

While our sole director and executive officers, have experience managing a mineral exploration company, they do not have formal training as a geologist. Accordingly, our management may not fully appreciate many of the specific requirements related to working within the mining and oil and gas industry. Our management decisions may not take into account standard engineering or managerial approaches commonly used by such companies. Consequently, our operations, earnings, and ultimate financial success could be negatively affected due to our management's lack of experience in the industry.

Our executive officers have other business interests, and as a result, they may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

Ross J. Tocher, our president and chief executive officer, presently spends approximately 75% of his business time on business management services for our company and J. Stephen Barley, our secretary, treasurer, chief financial officer and director, presently spends approximately 15% of his business time on business management services for our company. At present, Mr. Tocher and Mr. Barley spend a reasonable amount of time in pursuit of our company's interests. Due to the time commitments from Mr. Tocher and Mr. Barley’s other business interests, however, Mr. Tocher and Mr. Barley may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. Tocher and Mr. Barley’s other business interests.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Concept Financial Inc. a private company controlled by Ross J. Tocher acquired 8,100,000 shares of common stock as of September 10, 2008 for the total purchase price of US$24,020. The transaction was effected pursuant to a share transfer agreement dated September 10, 2008 between Concept Financial Inc. and each of J. Stephen Barley, Raymond Mol, Joseph Lewis, and Donna Durning. The purchase of 8,100,000 shares of common stock acquired by Concept Financial Inc. represented 64.6% of our issued and outstanding common shares as of September 10, 2008.

On September 10, 2008, J. Stephen Barley resigned as our president and chief executive officer and Ross J. Tocher was appointed as our president and chief executive officer to fill such vacancies.

Item 6. Exhibits.

Exhibit Number/Description

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Merger out of Nevada(3)
3.3	Articles of Merger into Washington(3)
3.4	Bylaws(3)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
10.2	Transfer Agreement between Concept Financial Inc. and J. Stephen Barley dated September 10, 2008(4)
10.3	Transfer Agreement between Concept Financial Inc. and Raymond Mol dated September 10, 2008(4)
10.4	Transfer Agreement between Concept Financial Inc. and Joseph Lewis dated September 10, 2008(4)
10.5	Transfer Agreement between Concept Financial Inc. and Donna Durning dated September 10, 2008(4)
14.1	Code of Ethics (2)
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001.

(2)	Previously filed as an Exhibit to our Annual Report filed on Form 10-KSB on March 30, 2004.

(3)	Previously filed as an Exhibit to our Current Report filed on Form 8-K on June 30, 2006.

(4)	Previously filed as an Exhibit to our Current Report filed on Form 8-K on September 15, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/ Ross J. Tocher
         Ross J. Tocher, President and Chief Executive Officer
         (Principal Executive Officer)
         Date: November 14, 2008

By:   /s/ J. Stephen Barley
         J. Stephen Barley, Secretary, Treasurer, Chief
         Financial Officer and Director
         (Principal Financial Officer
         and Principal Accounting Officer)
         Date: November 14, 2008