Form 10-K
period 2008-12-31
TUSCANY MINERALS LTD.
filed 2009-03-27
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-32981

TUSCANY MINERALS, LTD.
(Exact name of registrant as specified in its charter)

Washington	98-0335259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 - 333 Seymour Street, Vancouver, British Columbia	V6B 5A6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 604.909.0313

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes[ ] No [ x ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a smaller reporting	Accelerated filer [ ]
Non-accelerated filer [ ]	company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[ x ] No[ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,103,250 based on a price of $0.25 per share multiplied by 4,413,000 common shares held by non-affiliates. The common shares of the Issuer have not traded to date. As a result, aggregate market value has been determined by the issue price per share of the last private placement of the Issuer, whereby 38,000 common shares were issued at $0.25 per common share in November 2000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes[ ] No[ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 12,538,000 shares of common stock as of March 16, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 5 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Tuscany Minerals, Ltd.

ITEM 1. BUSINESS

We were incorporated on October 5, 2000 under the laws of the state of Nevada. On May 17, 2006, we incorporated a wholly-owned Washington subsidiary for the sole purpose of redomiciling to the State of Washington through a merger with our subsidiary. Effective June 26, 2006, we merged with and into our subsidiary, Tuscany Minerals, Ltd., a Washington company, with the surviving company being Tuscany Minerals, Ltd., the Washington company. As a result of this transaction, we have redomiciled from the State of Nevada to the State of Washington. The existing bylaws of Tuscany Minerals, Ltd., the Washington company, remain as the bylaws of the surviving corporation. On October 9, 2008, we incorporated a wholly-owned Wyoming corporation.

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. Our company does not currently own any property interests.

As an exploration stage company, we are currently seeking opportunities to acquire prospective or existing mineral properties, prospective or producing oil and gas properties or other oil and gas resource related projects. We are also seeking opportunities outside of the resources sector. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with one party to enter into a business opportunity but we have not entered into any definitive agreement to date and there can be no assurance that we will be able to enter into any definitive agreement. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Competition

We are an exploration stage company engaged in the acquisition of a prospective mineral or oil and gas property and are also seeking other opportunities outside the resource sector. As we currently do not own an interest in a mineral or oil and gas property or in any other business, we compete with other companies for both the acquisition of prospective properties and businesses and the financing necessary to develop such properties or businesses.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties and other businesses, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties or the acquisition of other businesses. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties or greater expertise in other businesses. This competition could result in our competitors having resource properties or businesses of greater quality and attracting prospective investors to finance the development of such properties or businesses on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Compliance with Government Regulation

We will not know the government regulations and the cost of compliance with such regulations with which we must comply until such time as we acquire an interest in a particular mineral or oil and gas property or other business. If we are successful in acquiring a property interest or business, we will be required to comply with the regulations of governmental authorities and agencies applicable to the federal, state or provincial and local jurisdictions where the property or business is located. Exploitation and development of mineral and oil and gas properties may require prior approval from applicable governmental regulatory agencies. There can be no assurance that such approvals will be obtained.

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

Employees

Our company is currently operated by Ross Tocher as our president and chief executive officer and J. Stephen Barley as our chief financial officer, secretary, treasurer and director. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Ross Tocher and J. Stephen Barley do not have an employment agreement with us.

Subsidiaries

We have one wholly-owned Wyoming subsidiary.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

Risks Related to our Business

Much of the information included in this annual report includes or is based upon estimates, projections or other forward looking statements. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We had cash in the amount of $659 and a working capital deficit of $650,303 as of December 31, 2008. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all.

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

We do not hold an interest in any business or revenue generating property or business. From the date of our incorporation, we have primarily focused on the location and acquisition of mineral and oil and gas properties. We have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the location, acquisition and development of a prospective property or the acquisition of a suitable business. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

The worldwide macroeconomic downturn may reduce the ability of our company to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire.

In 2008 and 2009, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

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

While our sole director and executive officers have experience managing a mineral exploration company, they do not have formal training as a geologist. Accordingly, our management may not fully appreciate many of the specific requirements related to working within the mining and oil and gas industry. Our management decisions may not take into account standard engineering or managerial approaches commonly used by such companies. Consequently, our operations, earnings, and ultimate financial success could be negatively affected due to our management's lack of experience in the industry.

Our executive officers have other business interests, and as a result, they may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

Ross Tocher, our president and chief executive officer, presently spends approximately 15% of his business time on business management services for our company and J. Stephen Barley, our chief financial officer, secretary, treasurer and director, presently spends approximately 15% of his business time on business management services for our company. At present, Mr. Tocher and Mr. Barley spend a reasonable amount of time in pursuit of our company’s interests. Due to the time commitments from Mr. Tocher and Mr. Barley’s other business interests, however, Mr. Tocher and Mr. Barley may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. Tocher and Mr. Barley’s other business interests.

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

ITEM 2. PROPERTIES.

Executive Offices

Our principal office is located at 780 - 333 Seymour Street, Vancouver British Columbia V6B 5A6. Our officer, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our stock is listed for quotation on the OTC Bulletin Board under the trading symbol “TCAY.OB”. Our common shares initially began trading on the OTC Bulletin Board in October 2001. During the last two years, however, our common shares have not traded on the OTC Bulletin Board.

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares. Their address is 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119 Telephone: (702) 361-3033; Facsimile: (702) 433-1979.

Holders of our Common Stock

As of March 16, 2009, there were 41 registered holders of record of our common stock. As of such date, 12,538,000 common shares were issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operations and Cash Requirements over the Next 12 Months

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

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

1.	$25,000 in connection with our company locating, evaluating and negotiating potential business opportunities;

2.	$10,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

3.	$63,000 for management, advisory and administrative costs payable pursuant to the terms of the consulting agreement with CHM Financial Services Inc.

We will incur additional expenses if we are successful in entering into an agreement to acquire an interest in a prospective or existing mineral property, a prospective or producing oil or gas property or a non-resource business opportunity. If we acquire any property interests, we will require significant funds to develop the property in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement to acquire an interest in a property or enter into a business combination.

We require a minimum of approximately $98,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $659 and a working capital deficit in the amount of $650,303 as of December 31, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. On January 28, 2009, and subsequent to the year ended December 31, 2008, we issued a $9,188 promissory note to In Touch Digital Media Inc., a wholly-owned company of Ross Tocher, an officer of our company. The promissory note bears 8% interest, is unsecured and is payable on demand. Additionally, we issued a $23,293 promissory note to In Touch Digital Media Inc. on February 18, 2009 under the same terms. Although the issuance of the promissory notes provided funds for short-term obligations, we require additional significant funds in order to eliminate our working capital deficiency and fund our plan of operations. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

Liquidity and Capital Resources

Our financial position as at December 31, 2008 and December 31, 2007 and the changes for the years then ended are as follows:

Working Capital
	As at	As at
	December 31,	December 31,
	2008	2007
Current Assets	$659	$1,234
Current Liabilities	(650,962)	(547,125)
Working Capital	$(650,303)	$(545,891)

Our working capital deficiency increased from $545,891 at December 31, 2007 to $650,303 at December 31, 2008 as a result of incurring operational expenses during the period. On January 28, 2009, and subsequent to the year ended December 31, 2008, we issued a $9,188 promissory note to In Touch Digital Media Inc., a wholly-owned company of Ross Tocher, an officer of our company. The promissory note bears 8% interest, is unsecured and is payable on demand. Additionally, we issued a $23,293 promissory note to In Touch Digital Media Inc. on February 18, 2009 under the same terms. Although the issuance of the promissory notes provided funds for short-term obligations, we require additional significant funds in order to eliminate our working capital deficiency and fund our plan of operations.

Cash Flows
	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
Net cash used in Operating Activities	$(56,022)	$(37,955)
Net cash provided in Financing Activities	55,447	38,793
Increase (Decrease) in Cash during the Year	$(575)	$838
Cash, Beginning of Year	1,234	396
Cash, End of Year	$659	$1,234

During the year ended December 31, 2008, our net cash used in operating activities increased due to an increased net loss for the year as compared to the year ended December 31, 2007. During the year ended December 31, 2008, our net cash from financing activities increased over the prior period ended December 31, 2007 due to funds provided from notes payable that were issued to related parties.

Results of Operations for year ended December 31, 2008

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2008 and 2007 included herein.

		Year Ended		Year Ended
		December 31,		December 31,
		2008		2007
Expenses	$		$
Filing and stock transfer fees		2,801		1,258
Interest		31,045		27,743
Management fees		15,287		9,000
Office and sundry		645		2,388

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
Professional fees	54,634	33,802
Total expenses	$104,412	$74,191
Net Loss	$104,412	$74,191

Revenue

We are a development stage company and have not generated any revenues from our business operations since inception. Our company does not currently own any property interests.

Expenses

Our operating expenses for the year ended December 31, 2008 were $104,412 compared to $74,191 for the year ended December 31, 2007. This increase in operating expenses of $30,221 was primarily due to minor increases in filing and stock transfer fees and interest expense which were offset by minor decreases in office and sundry. Larger increases in expenses consisted of a $6,287 increase in management fees resulted from the entry into a new consulting agreement with CHM Financial Services Inc., which is a wholly-owned company of our sole director. Our company also incurred a $20,832 increase in professional fees which consisted mostly of legal fees incurred in connection with our company’s compliance with securities laws.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Summary of Significant Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

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

Management of our company does not believe that our company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short term in nature or they are receivable or payable on demand.

Income Taxes

Our company has adopted SFAS No. 109 – “Accounting for Income taxes” (“SFAS No. 109”). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Advisory Board (“FASB”) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Our company will adopt SFAS 161 in December, 2009. Management has not determined the effect that adopting this statement would have on our company’s financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Our company is currently evaluating the impact of adopting SFAS 162 but does not expect that it will have a significant effect on our financial position, cash flows or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption. Upon adoption of FSP 14-1, our company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using our company’s non-convertible debt borrowing rate.

The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Our company is in the process of evaluating the impact FSP 14-1 will have on our company’s financial position and results of operations upon adoption.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Tuscany Minerals, Ltd.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Tuscany Minerals, Ltd. (an exploration stage company) as of December 31, 2008 and 2007, and the related statements of operations and cash flows for each of the two years in the period ended December 31, 2008, and for the cumulative period from October 5, 2000 (date of inception) to December 31, 2008, and stockholders’ equity (deficiency) for the cumulative period from October 5, 2000 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, and for the cumulative period from October 5, 2000 (date of inception) to December 31, 2008, in conformity with United States generally accepted accounting principles.

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

Vancouver, Canada

“Morgan & Company”

March 20, 2009	Chartered Accountants

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31	DECEMBER 31
	2008	2007

ASSETS

Current
Cash	$659	$1,234

LIABILITIES

Current
Accounts payable and accrued liabilities	$109,156	$91,811
Notes and accrued interest payable (Note 4)	221,119	153,618
Promissory note and accrued interest payable (Note 5)	320,687	301,696
	650,962	547,125

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares, par value $0.001 per share

Issued and outstanding:
12,538,000 (2007 – 12,538,000) common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(726,303)	(621,891)
	(650,303)	(545,891)

	$659	$1,234

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			PERIOD FROM
			DATE OF
			INCEPTION
			OCTOBER 5
	YEAR ENDED		2000 TO
	DECEMBER 31,		DECEMBER 31,
	2008	2007	2008

Expenses
Consulting fee	$-	$-	$3,193
Filing and stock transfer fees	2,801	1,258	8,092
Interest	31,045	27,743	159,918
Management fee	15,287	9,000	79,037
Mineral property exploration expenditure	-	-	8,500
Mineral property option payment	-	-	3,428
Office and sundry	645	2,388	6,521
Oil and gas property exploration expenditures	-	-	202,686
Professional fees	54,634	33,802	216,440
Travel and business development	-	-	38,488
	104,412	74,191	726,303

Net Loss For The Period	$(104,412)	$(74,191)	$(726,303)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common
Shares Outstanding	12,538,000	12,538,000

The accompanying notes are an integral part of these financial statements

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			PERIOD FROM
			DATE OF
			INCEPTION
			OCTOBER 5,
	YEAR ENDED		2000 TO
	DECEMBER 31,		DECEMBER 31
	2008	2007	2008

Cash Flows (Used In) Provided By:
Operating Activities
Net loss for the period	$(104,412)	$(74,191)	$(726,303)

Changes in non-cash operating working
capital items:
Accounts payable and accrued liabilities	17,345	8,493	109,156
Accrued interest payable	31,045	27,743	159,918
	(56,022)	(37,955)	(457,229)

Financing Activities
Proceeds from notes	55,447	38,793	185,838
Proceeds from promissory note	-	-	196,050
Issuance of common shares	-	-	76,000
	55,447	38,793	457,888

Net (Decrease) Increase In Cash	(575)	838	659

Cash, Beginning Of Period	1,234	396	-

Cash, End Of Period	$659	$1,234	$659

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, OCTOBER 5, 2000, TO DECEMBER 31, 2008
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE	CUMULATIVE
			PAID-IN	EXPLORATION	TRANSLATION
	SHARES	AMOUNT	CAPITAL	STAGE	ADJUSTMENT	TOTAL

November - Shares issued for cash
at $0.001	6,500,000	$6,500	$-	$-	$-	$6,500
November - Shares issued for cash
at $0.01	6,000,000	6,000	54,000	-	-	60,000
December - Shares issued for cash
at $0.25	38,000	38	9,462	-	-	9,500
Translation adjustment	-	-	-	-	660	660
Net loss for the period	-	-	-	(7,310)	-	(7,310)
Balance, December 31, 2000	12,538,000	12,538	63,462	(7,310)	660	69,350
Translation adjustment	-	-	-	-	(752)	(752)
Net loss for the year	-	-	-	(54,811)	-	(54,811)
Balance, December 31, 2001	12,538,000	12,538	63,462	(62,121)	(92)	13,787
Translation adjustment	-	-	-	-	16	16
Net loss for the year	-	-	-	(24,972)	-	(24,972)
Balance, December 31, 2002	12,538,000	12,538	63,462	(87,093)	(76)	(11,169)
Translation adjustment	-	-	-	-	(205)	(205)
Net loss for the year	-	-	-	(271,508)	-	(271,508)
Balance, December 31, 2003	12,538,000	12,538	63,462	(358,601)	(281)	(282,882)
Translation adjustment	-	-	-	-	281	281
Net loss for the year	-	-	-	(72,049)	-	(72,049)
Balance, December 31, 2004	12,538,000	12,538	63,462	(430,650)	-	(354,650)
Net loss for the year	-	-	-	(49,562)	-	(49,562)
Balance, December 31, 2005	12,538,000	12,538	63,462	(480,212)	-	(404,212)
Net loss for the year	-	-	-	(67,488)	-	(67,488)
Balance, December 31, 2006	12,538,000	12,538	63,462	(547,700)	-	(471,700)
Net loss for the year	-	-	-	(74,191)	-	(74,191)
Balance, December 31, 2007	12,538,000	12,538	63,462	(621,891)	-	(545,891)
Net loss for the year	-	-	-	(104,412)	-	(104,412)
Balance, December 31, 2008	12,538,000	$12,538	$63,462	$(726,303)	$-	$(650,303)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
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

The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. As at December 31, 2008 the Company is evaluating new opportunities in both the mineral exploration business and in other industries unrelated to the resource sector. The Company had previous exploration activities in the natural gas and oil business in 2003 and in the acquisition and exploration of mining properties prior to 2003.

	c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $726,303 for the period from October 5, 2000 (inception) to December 31, 2008, has negative cash flow, has a stockholders’ deficiency and has no sales. The future of the Company is dependent upon its ability to obtain adequate financing and upon future profitable operations from the development of its business that it may acquire. Management has plans to seek additional capital through a private placement and public offering of any common stock and form the issuance of promissory notes. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
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

The Company complies with Financial Accounting Standards Board (“FASB”) Statement No. 7, and Securities and Exchange Commission (“SEC”) Act Guide 7 in its characterization as an exploration stage company.

	b)	Mineral Property Interests

Costs of acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

	c)	Cash

Cash consists of cash on deposit with high quality major financial institutions. The carrying amounts approximated fair market value due to the liquidity of these deposits.

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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

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

	h)	Income Taxes

The Company has adopted SFAS No. 109 – “Accounting for Income taxes” (“SFAS No. 109”). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	i)	Asset Retirement Obligations

The Company has adopted SFAS No. 143 – “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Asset Impairment

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

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The Company will adopt SFAS 161 in December, 2009. Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS 162 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption. Upon adoption of FSP 14-1, the Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s non-convertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is in the process of evaluating the impact FSP 14-1 will have on the Company’s financial position and results of operations upon adoption.

4.	NOTES AND ACCRUED INTEREST PAYABLE

Notes payable of $185,837 at December 31, 2008 (December 31, 2007 - $130,391) are unsecured, payable on demand, and bear interest at 8% per annum. From the date of advancement of funds to December 31, 2008, interest of $35,282 has been accrued (December 31, 2007 - $23,227). Interest expensed for the year ended December 31, 2008 amounted to $ 12,055 (December 31, 2007 - $8,804).

At December 31, 2008, $109,774 (December 31, 2007 - $90,697) of the notes payable and accrued interest are due to a company with a common director.

Also at December 31, 2008, $31,182 (December 31, 2007 - $Nil) of the notes payable and accrued interest are due to a company with a common officer.

5.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

At December 31, 2008 the promissory note of $196,050 (December 31, 2007 - $196,050) bore interest at 8% per annum and was repayable in full on January 28, 2004.

The Company had entered into various loan extension agreements since the initial due date, including a required balloon payout amount of $25,000. At December 31, 2008, the expiry date is January 28, 2009 (see Note 9). Since advancement of funds to December 31, 2008, interest has been accrued of $99,637 (December 31, 2007 - $80,646). Interest expensed for the year ended December 31, 2008 amounted to $18,991 (2007 - $18,939).

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

For the year ended December 31, 2008, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at December 31, 2008 that are not otherwise disclosed elsewhere:

a)

The Company paid a management fee of $15,287 (2007 - $9,000) to a company controlled by a director for the year ended December 31, 2008. The management services were on a month to month basis at $750 per month until September 30, 2008. On November 1, 2008, the Company entered into an agreement with the same party in which the Company agreed to pay $4,290 ($5,250 CAD) per month for management services on a month to month basis.

b)

As of December 31, 2008, accounts payable of $27,934 (December 31, 2007 - $27,438) was owing to a director of the Company and $51,750 (December 31, 2007 - $45,000) was owing to a company controlled by the same director.

	c)	Interest expensed by the Company relating to notes payable due to a company with a common director amounted to $6,868 (2007 - $5,309) for the year ended December 31, 2008.

	d)	Interest expensed by the Company relating to notes payable due to a company with a common officer amounted to $304 (2007 - $Nil) for the year ended December 31, 2008.

7.	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2007 – 34%) to income before income taxes. The difference results from the following items:

	2008	2007

Computed expected (benefit) income taxes	$(35,500)	$(25,200)
Increase in valuation allowance	35,500	25,200
	$-	$-

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

7.	INCOME TAXES (Continued)

Significant components of the Company’s deferred income tax assets are as follows:

	2008	2007

Deferred income tax asset	$(246,900)	$(211,400)
Valuation allowance	246,900	211,400
	$-	$-

The Company has incurred operating losses of approximately $726,303 which, if unutilized, will expire through to 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements, rental premises or other matters. Management services provided are on a month to month basis.

9.	SUBSEQUENT EVENTS

a)

The Company did not repay the promissory note and accrued interest due January 28, 2009 (see Note 5). However on January 28, 2009 the Company entered into a loan extension agreement to extend the expiry date to July 28, 2009.

	b)	On January 6, 2009, the Company issued a promissory note payable to a director of the Company, bearing 8% per annum, unsecured and payable on demand for $9,188 ($11,246 CDN).

	c)	On February 18, 2009, the Company issued a promissory note payable to a company with a common officer of the Company, bearing 8% per annum, unsecured and payable on demand for $23,293 ($28,511 CDN).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this annual report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting were effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On November 1, 2008, we entered into a consulting agreement with CHM Financial Services Inc., whereby CHM Financial Services Inc. agreed to provide general management consulting and advisory services to our company that are consistent with the services ordinarily provided by an executive officer. CHM Financial Services Inc. has agreed to provide the services through its employee J. Stephen Barley in consideration for the payment, by our company, of $4,290 per month. Mr. Barley is an executive officer and director of our company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at March 16, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ross Tocher	President and Chief Executive Officer	47	September 10, 2008
J. Stephen Barley	Chief Financial Officer, Secretary, Treasurer and Director	52	October 5, 2000

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

J. Stephen Barley

Mr. Barley has held the positions of Chief Financial Officer, Secretary, Treasurer and director of our company since October 5, 2000 and resigned as President and Chief Executive Officer on September 10, 2008. Mr. Barley received his Bachelor of Commerce degree from the Mount Allison University in New Brunswick, Canada in 1979. He received his law degree from Dalhousie University in Nova Scotia, Canada in 1982. Mr. Barley practiced as a lawyer with Casey & O’Neill and successor firms from 1984 to 1991. Mr. Barley practiced as a lawyer with J. Stephen Barley Personal Law Corporation from 1992 to 1997. Mr. Barley specialized in the areas of corporate and securities law during the time of his private practice as a lawyer with Casey & O’Neill and J. Stephen Barley Personal Law Corporation. Mr. Barley’s clients included a number of publicly traded companies involved in the business of mineral exploration. Mr. Barley has been involved as a corporate finance consultant and as a director and investor in several private and public business ventures since 1997. Mr. Barley is a member in good standing of the Law Society of British Columbia and the Law Society of Alberta. Until March 2006, Mr. Barley was a director of Cervus Financial Group Inc., a company that was listed on the TSX Venture Exchange. In May 2005, Mr. Barley became a director of OMC Capital Corp., a capital pool company listed on the TSX Venture Exchange. In June 2007 OMC Capital Corp. amalgamated with ReMac Zinc Corp. and assumed the name ReMac Zinc Corp. Mr. Barley remains a director and officer of ReMac Zinc Corp. which is listed on the TSX Venture Exchange. On March 20, 2006, Mr. Barley became a director of Calypso Acquisition Corp., a company also listed on the TSX Venture Exchange. Calypso Acquisition Corp. subsequently changed its name to Calypso Uranium Corp. In July 2006, Mr. Barley became an officer and director of Ontario Hose Specialties Inc. which subsequently changed its name to Bordeaux Energy Inc. and then subsequently changed its name to Enterprise Energy Resources Ltd. and is listed on the TSX Venture Exchange. In August 2006, Mr. Barley became an officer and director of Centillion Industries Inc., a company listed on the NEX, which subsequently changed its name to Palo Duro Energy Inc. and is now listed on the TSX Venture Exchange. Mr. Barley has resigned as an officer of Palo Duro Energy Inc. but remains as a director. In September 2006, Mr. Barley became a director of Waymar Resources Ltd., a company listed on the TSX Venture Exchange and subsequently became an officer of that company. Also in September 2006, Mr. Barley became a director of Arrabbiata Capital Corp. which has subsequently changed its name to Olivut Resources Ltd. and is listed on the TSX Venture Exchange. Mr. Barley resigned as a director of Olivut Resources Ltd. in January 2008. Mr. Barley became a director of Cap-Link Ventures Ltd. in June 2007 which is listed on the TSX Venture Exchange and subsequently became an officer of that company. Mr. Barley became a director of Thor Explorations Ltd. (NPL) in July 2007 which is listed on the TSX Venture Exchange. Mr. Barley became a director of Redhawk Resources Inc. in July 2007 and became Managing Director on October 1, 2008, which company is also listed on the TSX Venture Exchange. Mr. Barley is a partner in WestPoint Merchant Ventures Inc. a private corporate finance services company.

Ross Tocher

Mr. Tocher has held the positions of President and Chief Executive Officer since he was appointed on September 10, 2008. Mr. Tocher has over 30 years' experience managing investment strategies for a variety of family holding companies with interests in different industries. He was one of the founders of British Columbia based Pan-Canadian Mortgage Group Inc., specializing in commercial mortgage investment, and a co-founder of British Columbia based Gateway Casinos Ltd., which sold for CAD$1.4 billion in November 2007. Mr. Tocher was a Trustee of the Gateway Casino Income Fund, Gateway Trust and director of Gateway G.P. Prior to January 2001 he was the President of Marsonn Packaging Ltd., a company specialized in the repackaging of foods. He co-founded Brew King Ltd., a British Columbia company, and manufacturer of commercial and consumer wine-making concentrates that achieved worldwide sales as the largest non-commercial wine producer in North America before being sold, in 1997 to Andres Wines Ltd. Previously, Ross was also a senior executive with the Tocher family business. Since 1998 he has experience as a director with several private equity companies, including British Columbia based Trian Equities Ltd., and he has been the President of Knight Ventures, Ltd., an investment company.

Significant Employees

We have no significant employees other than the officers of our company.

Family Relationships

There are no family relationships among our directors or officers.

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

Audit Committee

Our board of directors struck an audit committee on March 6, 2009. As of this date, Stephen Barley was appointed as the sole member of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

As of March 16, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on March 30, 2004 as Exhibit 14.1 to our annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Tuscany Minerals, Ltd., 780 – 333 Seymour Street, Vancouver, British Columbia V6B 5A6.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Ross Tocher	1(1)	Nil	Nil

(1)	The named director filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities which has subsequently been filed.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended December 31, 2008 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Ross Tocher(1) President and Chief Executive Officer	2008 2007	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
J. Stephen Barley(2)(4) Chief Financial Officer, Secretary, Treasurer and Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	15,287 9,000	15,287 9,000

(1)	Ross Tocher was appointed President and Chief Executive Officer of our company on September 10, 2008.

(2)

J. Stephen Barley was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director of our company on October 5, 2000 and resigned as President and Chief Executive Officer on September 10, 2008.

(3)

The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial statements included in this annual report. The amounts represent annual amortization of fair value of stock options granted to the named executive officer.

(4)

Compensation attributable to J. Stephen Barley is paid pursuant to a management agreement dated December 1, 2000, between our company and CHM Consulting Inc., a company wholly-owned by J. Stephen Barley. This agreement was terminated and superseded by a new consulting agreement dated November 1, 2008 with CHM Financial Services Inc., CHM Cunsulting Inc. received monthly payments of $750 pursuant to the former agreement and CHM Financial Services Inc. receives $4,290 per month pursuant to the new agreement.

Compensation Discussion and Analysis

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

The services of J. Stephen Barley, a director and executive officer, are provided to us pursuant to a consulting agreement dated November 1, 2008 with CHM Financial Services Inc. which replaced the former agreement dated December 1, 2000 with CHM Consulting Inc., both companies being wholly-owned by J. Stephen Barley. Pursuant to the consulting agreement, our company pays CHM Financial Services Inc. a management fee of $4,290. The fee to CHM Consulting Inc. was $750 per month under the former agreement.

Our compensation program for our executive officers is administered and reviewed by our board of directors which acts as a compensation committee. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing. The objectives of our compensation program are to retain and offer an incentive to current management, and to carry out our compensation related policies as per our Compensation Committee Charter.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2008.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

The particulars of compensation paid to our sole director for our year ended December 31, 2008, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
J. Stephen Barley(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) J. Stephen Barley was appointed as a director of our company on October 5, 2000.

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended December 31, 2008, we did not pay any compensation or grant any stock options to our sole director.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 16, 2009, there were 12,538,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Ross Tocher 780 – 333 Seymour Street Vancouver, BC V6B 5A6 Executive Officer	8,100,000	64.6%
Common Stock	J. Stephen Barley 4247 Rockbank Place West Vancouver, BC V7W 1A8 Executive Officer and Director	25,000	0.2%
Directors and Executive Officers as a Group		8,125,000	64.8%

(1)

Based on 12,538,000 shares of common stock issued and outstanding as of March 16, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our year ended December 31, 2008, or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

We have entered into a consulting agreement dated November 1, 2008, with CHM Financial Services Inc., a company wholly-owned by J. Stephen Barley, a director and executive officer of our company. Pursuant to the terms of the consulting agreement, our company pays CHM Financial Services Inc. a monthly management fee of $4,290 in consideration for CHM Financial Services Inc. providing general management consulting and advisory services to our company. During the year ended December 31, 2008, our company paid $6,750 (2007 – $9,000) to CHM Consulting Inc. pursuant to the previous management agreement dated December 1, 2000 and $8,537 (2007 - $Nil) to CHM Financial Services Inc. under the current consulting agreement dated November 1, 2008.

As of December 31, 2008, our company owed accounts payable of $27,934 (2007 – $27,438) to J. Stephen Barley. As of December 31, 2008, our company also owed accounts payable of $51,750 (2007 – $45,000) to a company controlled by J. Stephen Barley.

Interest expensed by our company relating to notes payable due to a company with a common director amounted to $6,868 during the year ended December 31, 2008 (2007 – $5,309). Interest expenses by our company relating to notes payable to a company with a common officer amounted to $304 (2007 – $Nil) for the year ended December 31, 2008.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

Corporate Governance

We currently have one director, consisting of Stephen Barley.

We have determined that Stephen Barley is not an independent director, as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110 due to the fact that Mr. Barley is also the Treasurer of our company.

Audit Committee

Our board of directors struck an audit committee on March 6, 2009. As of this date, Stephen Barley was appointed as the sole member of the audit committee.

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee member is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Compensation Committee – Compensation Committee Interlocks and Insider Participation

Our board of directors acts as our compensation committee. We believe that striking a compensation committee and appointing additional independent directors to such committee would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date. The sole member of our board of directors, which acts as our compensation committee, is not independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Our board of directors’ responsibilities in acting as our compensation committee is to oversee our company’s compensation and benefit plans, including our compensation plan. Our board of directors also monitors and evaluates matters relating to the compensation and benefits structure of our company. Our company has not adopted a Compensation Committee Charter.

Compensation Committee Report

The board of directors, acting as our company’s compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussion, the board of directors, acting as our compensation committee, recommended to the board of directors that the Compensation Discussion and Analysis be included in our company’s annual report.

/s/ J. Stephen Barley

Transactions with Independent Directors

Our company’s sole director is not independent as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, Stephen Barley, the sole member of our board of directors, is not independent. For a description of the education and experience of Mr. Barley that is relevant to the performance of his responsibilities as an audit committee member, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience”.

Stephen Barley, as the sole member of our audit committee, is “financially literate”, as defined in National Instrument 52-110, as he has the industry experience necessary to understand and analyze financial statements of our company, as well as the understanding of internal controls and procedures necessary for financial reporting.

The audit committee is responsible for review of both interim and annual financial statements for our company. For the purposes of performing his duties, the sole member of the audit committee has the right at all times, to inspect all the books and financial records of our company and any subsidiaries and to discuss with management and the external auditors of our company any accounts, records and matters relating to the financial statements of our company. The audit committee meets periodically with management and annually with the external auditors.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. A copy of our company’s Audit Committee Charter is filed as an exhibit to this annual report.

National Instrument 58-110

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors currently acts with one member consisting of J. Stephen Barley. We have determined that Mr. Barley is not independent as that term is defined in National Instrument 52-110 due to the fact that he is our sole director and an officer.

Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board is also responsible for:

  selecting and assessing members of the board;
  choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;
  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;
  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;
  ensuring the integrity of our company's internal control and management information systems;
  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and
  reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

Directorships

The following director is also the director of other reporting issuers (or the equivalent in a foreign jurisdiction), as identified next to his name:

Director	Reporting Issuers or Equivalent in a Foreign Jurisdiction
J. Stephen Barley	ReMac Zinc Corp.
Calypso Uranium Corp.
Enterprise Energy Resources Ltd.
Bordeaux Energy Inc.
Palo Duro Energy Inc.
Waymar Resources Ltd.
Cap-Link Ventures Ltd.
Thor Explorations Ltd.
Redhawk Resources Inc.

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role of the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his or her obligations as directors.

Nomination of Directors

The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2008 and December 31, 2007 for professional services rendered by Morgan & Company, Chartered Accountants for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees and Audit Related Fees	$17,950	$12,384
Tax Fees	$1,359	$Nil
All Other Fees	$Nil	$Nil
Total	$19,309	$12,384

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Morgan & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Morgan & Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Merger out of Nevada(3)
3.3	Articles of Merger into Washington(3)
3.4	Bylaws(3)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
10.2	Transfer Agreement between Concept Financial Inc. and J. Stephen Barley dated September 10, 2008(4)
10.3	Transfer Agreement between Concept Financial Inc. and Raymond Mol dated September 10, 2008(4)
10.4	Transfer Agreement between Concept Financial Inc. and Joseph Lewis dated September 10, 2008(4)
10.5	Transfer Agreement between Concept Financial Inc. and Donna Durning dated September 10, 2008(4)
10.6*	Consulting Agreement with CHM Financial Services Inc. dated November 1, 2008
10.7*	Audit Committee Charter
10.8*	Promissory Note with In Touch Digital Media Inc. dated January 6, 2009
10.9*	Promissory Note with In Touch Digital Media Inc. dated February 18, 2009
14.1	Code of Ethics (2)
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001.

(2)	Previously filed as an Exhibit to our Annual Report filed on Form 10-KSB on March 30, 2004.

(3)	Previously filed as an Exhibit to our Current Report filed on Form 8-K on June 30, 2006.

(4)	Previously filed as an Exhibit to our Current Report filed on Form 8-K on September 15, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Ross J. Tocher
Ross J. Tocher, President and Chief Executive Officer
(Principal Executive Officer)
Date: March 27, 2009

By:	/s/ J. Stephen Barley
J. Stephen Barley, Chief Financial Officer, Secretary,
Treasurer and Director
(Principal Financial Officer
and Principal Accounting Officer)
Date: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ross J. Tocher
Ross J. Tocher, President and Chief Executive Officer
(Principal Executive Officer)
Date: March 27, 2009

By:	/s/ J. Stephen Barley
J. Stephen Barley, Chief Financial Officer, Secretary,
Treasurer and Director
(Principal Financial Officer
and Principal Accounting Officer)
Date: March 27, 2009