Form 10-Q
period 2009-03-31
TUSCANY MINERALS LTD.
filed 2009-05-15
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to ____________

Commission file number 000-32981

Tuscany Minerals, Ltd.
(Exact name of registrant as specified in its charter)

Washington	98-0335259
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

780 - 333 Seymour Street, Vancouver, British Columbia, V6B 5A6
(Address of principal executive offices) (zip code)

778.370.1715
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
Yes [ x ]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [    ]     No [     ]   (does not yet apply to registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ x ]    No  [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

12,538,000 common shares issued and outstanding as at May 13, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2009 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$255	$659

LIABILITIES

Current
Accounts payable and accrued liabilities	$107,583	$109,156
Notes and accrued interest payable (Note 4)	269,665	221,119
Promissory note and accrued interest payable (Note 5)	325,357	320,687
	702,605	650,962

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares, par value $0.001
per share

Issued and outstanding:
12,538,000 (2007 – 12,538,000) common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(778,350)	(726,303)
	(702,350)	(650,303)

	$255	$659

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			DATE OF
			INCEPTION
			OCTOBER 5
	THREE MONTHS ENDED		2000 TO
	MARCH 31,		MARCH 31,
	2009	2008	2009

Expenses
Consulting fee	$-	$-	$3,193
Filing and stock transfer fees	2,986	-	11,078
Interest	8,868	7,351	168,786
Management fee	12,541	2,250	91,578
Mineral property exploration expenditure	-	-	8,500
Mineral property option payment	-	-	3,428
Office and sundry	1,021	236	7,542
Oil and gas property exploration expenditures	-	-	202,686
Professional fees	26,631	12,981	243,071
Travel and business development	-	-	38,488
	52,047	22,818	778,350

Net Loss For The Period	$(52,047)	$(22,818)	$(778,350)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	12,538,000	12,538,000

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			DATE OF
			INCEPTION
			OCTOBER 5,
	THREE MONTHS ENDED		2000 TO
	MARCH 31,		MARCH 31,
	2009	2008	2009

Cash Flows (Used In) Provided By:
Operating Activities
Net loss for the period	$(52,047)	$(16,797)	$(778,350)

Changes in non-cash operating working
capital items:
Accounts payable and accrued liabilities	(1,573)	3,555	107,583
Accrued interest payable	8,868	6,564	168,786
	(44,752)	(6,678)	(501,981)

Financing Activities
Proceeds from notes	44.348	6,749	230,186
Proceeds from promissory note	-	-	76,000
Issuance of common shares	-	-	196,050
	44,348	6,749	502,236

Net (Decrease) Increase In Cash	(404)	71	255

Cash, Beginning Of Period	659	396	-

Cash, End Of Period	$255	$467	$255

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of March 31, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2008 audited financial statements and notes thereto. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. As at March 31, 2009 the Company is evaluating new opportunities in both the mineral exploration business and in other industries unrelated to the resource sector. The Company had previous exploration activities in the natural gas and oil business in 2003 and in the acquisition and exploration of mining properties prior to 2003.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS AND GOING CONCERN (Continued)

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $778,350 for the period from October 5, 2000 (inception) to March 31, 2009, has negative cash flow, has a stockholders’ deficiency and has no sales. The future of the Company is dependent upon its ability to obtain adequate financing and upon future profitable operations from the development of its business that it may acquire. Management has plans to seek additional capital through a private placement and public offering of any common stock and form the issuance of promissory notes. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008
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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008
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

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008
(Unaudited)
(Stated in U.S. Dollars)

4.	NOTES AND ACCRUED INTEREST PAYABLE

Notes payable of $230,185 March 31, 2009 (December 31, 2008 - $185,837) are unsecured, payable on demand, and bear interest at 8% per annum. From the date of advancement of funds to March 31, 2009, interest of $39,480 has been accrued (December 31, 2008 - $35,282). Interest expensed for the three months ended March 31, 2009 amounted to $ 4,198 (March 31, 2008 - $2,629).

At March 31, 2009, $188,202 (December 31, 2008 - $140,956) of the notes payable and accrued interest are due to companies with a common director.

5.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

At March 31, 2009 the promissory note of $196,050 (December 31, 2008 - $196,050) bore interest at 8% per annum and was repayable in full on January 28, 2004.

The Company had entered into various loan extension agreements since the initial due date, including a required balloon payout amount of $25,000. At March 31, 2009, the expiry date is July 28, 2009. Since advancement of funds to March 31, 2009 interest has been accrued of $104,307 (December 31, 2008 - $99,637). Interest expensed for three months ended March 31, 2009 amounted to $4,670 (March 31, 2008 - $4,722).

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

For the three months ended March 31, 2009, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions for the three months ended March 3,1 2009, and amounts owing at March 31, 2009 that are not otherwise disclosed elsewhere:

a)

The Company paid a management fee of $12,541 (2008 - $2,250) to a company controlled by a director for the three months ended March 31, 2009. The management services were on a month to month basis at $750 per month until September 30, 2008. On November 1, 2008, the Company entered into an agreement with the same party in which the Company agreed to pay $4,290 ($5,250 CAD) per month for management services on a month to month basis.

TUSCANY MINERALS, LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING (Continued)

b)

As of March 31, 2009, accounts payable of $27,911 (December 31, 2008 - $27,934) was owing to a director of the Company and $51,750 (December 31, 2008 - $51,750) was owing to a company controlled by the same director.

	c)	Interest expensed by the Company relating to notes payable due to a company with a common director amounted to $1,756 (March 31, 2008 - $1,560) for the three months ended March 31, 2009.

	d)	Interest expensed by the Company relating to notes payable due to a company with a common officer amounted to $1,142 (March 31, 2008 - $Nil) for the three months ended March 31, 2009.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements, rental premises or other matters. Management services provided are on a month to month basis.

8.	SUBSEQUENT EVENT

On May 8, 2009, the Company issued a promissory note payable to a company with a common officer of the Company, bearing 8% per annum, unsecured and payable on demand for $31,036 ($35,682 CDN).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Our company has signed, and our board of directors has approved, a merger agreement dated April 8, 2009, between our company and our wholly-owned subsidiary, Tuscany Minerals Ltd., a Wyoming corporation (“Tuscany Wyoming”), whereby, subject to the approval of the shareholders of our company and the shareholders of Tuscany Wyoming, and subject to regulatory approval, our company will merge with and into Tuscany Wyoming, with Tuscany Wyoming continuing on as the surviving corporation. In order to consummate the merger, the Washington Business Corporation Act requires that a majority of the shares entitled to vote at the meeting are voted in support of the merger. Upon the consummation of the merger, our merged company will seek to change our corporate jurisdiction from the State of Wyoming to the Cayman Islands. For a full description of the proposed merger and continuance and the full text of the resolution to approve the transaction, please see our registration statement on Form S-4/A as filed with the Securities and Exchange Commission on May 7, 2009.

We have been seeking opportunities to acquire prospective or existing mineral properties, prospective or producing oil and gas properties or other oil and gas resource related projects. To date, we have not been as successful as hoped in implementing our business plan. As such, we are now also seeking business opportunities with established business entities for the merger of a target business with our company in non-resource related businesses in order to find the best opportunity for our company to realize value for our shareholders. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with one party to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

3.	$63,000 for management, advisory and administrative costs payable pursuant to the terms of the consulting agreement with CHM. Financial Services Inc.

We will incur additional expenses if we are successful in entering into an agreement to acquire an interest in a prospective or existing mineral property, a prospective or producing oil or gas property or a non-resource business opportunity. If we acquire any property interests or business, we will require significant funds to develop the property or business in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement to acquire an interest in a property or enter into a business combination.

We require a minimum of approximately $98,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $255 and a working capital deficit in the amount of $702,350 as of March 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

On January 6, 2009 we issued a $9,188 (CDN$11,246) promissory note to In Touch Digital Media Inc., a wholly-owned company of Ross Tocher, an officer of our company. The promissory note bears 8% interest, is unsecured and is payable on demand. Additionally, we issued two additional promissory notes to In Touch Digital Media Inc. on February 18, 2009 in the amount of $23,293 (CDN$28,511) and on March 31, 2009 in the amount of $12,558 (CDN$15,371), on the same terms. Although the issuance of the promissory notes provided funds for short-term obligations, we require significant additional funds in order to eliminate our working capital deficiency and fund our plan of operations. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

There are no material changes in our results of operations as our results of operations are consistent with past periods. We did not generate or realize any revenues from our business operations and our expenses are related to complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completion of our annual report, quarterly report and current report filings with the Securities and Exchange Commission.

Three Months Ended March 31, 2009 and 2008

During the three months ended March 31, 2009, we incurred expenses of $52,047 compared to $22,818 during the three months ended March 31, 2008. The increase in expenses during the three months ended March 31, 2009 was largely due to an increase of professional fees from $12,981 during the three months ended March 31, 2008 to $26,631 during the three months ended March 31, 2009 and an increase in management fees from $2,250 during the three months ended March 31, 2008 to $12,541 during the three months ended March 31, 2009. The increase in management fees resulted from the entry into a new consulting agreement with CHM Financial Services Inc., which is a wholly-owned company of our sole director. The increase in professional fees was primarily the result of fees incurred in the preparation of our registration statement on Form S-4 in connection with our proposed merger and continuance transaction. For more information, please see the section entitled “Results of Operations”.

Liquidity and Capital Resources

Our financial position as at March 31, 2009 and March 31, 2008 and the changes for the periods then ended are as follows:

Working Capital

	As at March 31,	As at March 31,
	2009	2008
Current assets	$255	$176
Current liabilities	(702,605)	(568,885)
Working capital (deficiency)	$(702,350)	$(568,709)

Our working capital deficiency increased from $568,709 at March 31, 2008 to $702,350 at March 31, 2009 as a result of incurring operational expenses during the period. On January 6, 2009 we issued a $9,188 (CDN$11,246) promissory note to In Touch Digital Media Inc., a wholly-owned company of Ross Tocher, an officer of our company. The promissory note bears 8% interest, is unsecured and is payable on demand. Additionally, we issued two additional promissory notes to In Touch Digital Media Inc. on February 18, 2009 in the amount of $23,293 (CDN$28,511) and on March 31, 2009 in the amount of $12,558 (CDN$15,371), on the same terms. Although the issuance of the promissory notes provided funds for short-term obligations, we require significant additional funds in order to eliminate our working capital deficiency and fund our plan of operations.

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

Operating Activities

Operating activities used cash of $44,752 during the three months ended March 31, 2009 as compared to $8,709 during the three months ended March 31, 2008.

Financing Activities

Financing activities provided cash of $44,348 during the three months ended March 31, 2009 as compared to $7,651 during the three months ended March 31, 2008. This increase was primarily due to the issuance of three promissory notes during the period to In Touch Digital Media Inc., a company wholly-owned by Ross Tocher, an officer of our company.

Investing Activities

Investing activities provided cash of $nil during the three month periods ended March 31, 2009 and 2008.

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

We had cash in the amount of $255 and a working capital deficit of $702,350 as of March 31, 2009. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We currently do not generate revenues, and as a result, we face a high risk of business failure.

We do not hold an interest in any business or revenue generating property. From the date of our incorporation, we have primarily focused on the location and acquisition of mineral and oil and gas properties. To date, we have not been as successful as hoped in implementing our business plan. As such, we are now also seeking business opportunities with established business entities for the merger of a target business with our company in non-resource related businesses in order to find the best opportunity for our company to realize value for our shareholders. We have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the location, acquisition and development of a prospective property or non-resource business. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

The worldwide macroeconomic downturn may reduce the ability of our company to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire.

Since 2008, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

Due to the speculative nature of the exploration of mineral and oil and gas properties, there is substantial risk that our business will fail.

The business of mineral and oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditure by our company in connection with locating, acquiring and developing an interest in a mineral or oil and gas property may not provide or contain commercial quantities of reserves.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to shareholders.

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

As of March 31, 2009, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 8, 2009 we issued a $31,036 (CDN$35,682) promissory note to In Touch Digital Media Inc., a wholly-owned company of Ross Tocher, an officer of our company. The promissory note bears interest at the rate of 8% per annum, is unsecured and is payable on demand.

Item 6. Exhibits.

Exhibit Number/Description

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Merger out of Nevada(3)
3.3	Articles of Merger into Washington(3)
3.4	Bylaws(3)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
10.2	Transfer Agreement between Concept Financial Inc. and J. Stephen Barley dated September 10, 2008(4)
10.3	Transfer Agreement between Concept Financial Inc. and Raymond Mol dated September 10, 2008(4)
10.4	Transfer Agreement between Concept Financial Inc. and Joseph Lewis dated September 10, 2008(4)
10.5	Transfer Agreement between Concept Financial Inc. and Donna Durning dated September 10, 2008(4)
10.6	Promissory Note with In Touch Digital Media Inc. dated January 6, 2009 (5)
10.7	Promissory Note with In Touch Digital Media Inc. dated February 18, 2009 (5)
10.8	Promissory Note with In Touch Digital Media Inc. dated March 31, 2009 (5)
10.9*	Promissory Note with In Touch Digital Media Inc. dated May 8, 2009
14.1	Code of Ethics (2)
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001.
(2)	Previously filed as an exhibit to our Annual Report filed on Form 10-KSB on March 30, 2004.
(3)	Previously filed as an exhibit to our Current Report filed on Form 8-K on June 30, 2006.
(4)	Previously filed as an exhibit to our Current Report filed on Form 8-K on September 15, 2008
(5)	Previously filed as an exhibit to our registration statement on Form S-4 as filed with the Securities and Exchange Commission on April 9, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Ross J. Tocher
Ross J. Tocher, President and Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2009

By: /s/ J. Stephen Barley
J. Stephen Barley
Secretary, Treasurer,
Chief Financial Officer and Director
(Principal Financial Officer
and Principal Accounting Officer)
Date: May 15, 2009