Form 10-Q
period 2009-06-30
TUSCANY MINERALS LTD.
filed 2009-08-14
CIK 1128790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-32981

Tuscany Minerals Ltd.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0335259
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

12,538,000 common shares issued and outstanding as at August 6, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2009 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TUSCANY MINERALS LTD.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

TUSCANY MINERALS LTD.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$120	$659

LIABILITIES

Current
Accounts payable and accrued liabilities	$136,536	$109,156
Notes and accrued interest payable (Note 4)	304,958	221,119
Promissory note and accrued interest payable (Note 5)	330,078	320,687
	771,572	650,962

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares, par value $0.001
per share

Issued and outstanding:
12,538,000 (2008 – 12,538,000) common shares	12,538	12,538

Additional paid-in capital	63,462	63,462

Deficit Accumulated During The Exploration Stage	(847,452)	(726,303)
	(771,452)	(650,303)

	$120	$659

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30,		JUNE 30,		JUNE 30,
	2009	2008	2009	2008	2009

Expenses
Consulting fee	$-	$-	$-	$-	$3,193
Filing and stock transfer
fees	3,503	1,073	6,489	1,073	14,581
Interest	9,480	7,594	18,348	14,945	178,266
Management fee	13,705	2,250	26,246	4,500	105,283
Mineral property
exploration expenditure	-	-	-	-	8,500
Mineral property option
payment	-	-	-	-	3,428
Office and sundry	3,021	1,347	4,042	1,583	10,563
Oil and gas property
exploration expenditures	-	-	-	-	202,686
Professional fees	39,393	9,111	66,024	22,092	282,464
Travel and business
development	-	-	-	-	38,488
	69,102	21,375	121,149	44,193	847,452

Net Loss For The Period	$(69,102)	$(21,375)	$(121,149)	$(44,193)	$(847,452)

Basic And Diluted Loss
Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number Of Common
Shares Outstanding	12,538,000	12,538,000	12,538,000	12,538,000

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					OCTOBER 5,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30,
	2009	2008	2009	2008	2009

Cash Flows (Used In) Provided By:
Operating Activities

Net loss for the period	$(69,102)	$(21,375)	$(121,149)	$(44,193)	$(847,452)

Changes in non-cash operating
working capital items:
Prepaids and deposits	-	(25)	-	(25)	-
Accounts payable and accrued
liabilities	28,953	(3,006)	27,380	3,753	136,536
Accrued interest payable	9,480	7,594	18,348	14,944	178,266
	(30,669)	(16,812)	(75,421)	(25,521)	(532,650)

Financing Activities
Proceeds from notes	30,534	16,918	74,882	24,569	260,720
Proceeds from promissory note	-	-	-	-	76,000
Issuance of common shares	-	-	-	-	196,050
	30,534	16,918	74,882	24,569	532,770

Net (Decrease) Increase In Cash	(135)	106	(539)	(952)	120

Cash, Beginning Of Period	255	176	659	1,234	-

Cash, End Of Period	$120	$282	$120	$282	$120

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	-	$-	-	$-
Income taxes paid	$-	-	$-	-	$-

The accompanying notes are an integral part of these financial statements.

TUSCANY MINERALS LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of June 30, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2008 audited financial statements and notes thereto. The operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.	NATURE OF OPERATIONS AND GOING CONCERN

	a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on October 5, 2000. The Company’s principal executive offices are in Vancouver, British Columbia, Canada.

On May 17, 2006, the Company incorporated a wholly-owned Washington subsidiary for the sole purpose of redomiciling to the State of Washington through a merger with its subsidiary. Effective June 26, 2006, the Company merged with and into its subsidiary, Tuscany Minerals, Ltd., a Washington company, with the surviving company being Tuscany Minerals, Ltd., the Washington company. As a result of this transaction, the Company redomiciled from the State of Nevada to the State of Washington. The existing bylaws of Tuscany Minerals, Ltd., the Washington company, remained as the bylaws of the surviving corporation.

Effective July 7, 2009, the Company merged with its subsidiary, Tuscany Minerals Ltd., a Wyoming company, with the surviving company being Tuscany Minerals Ltd., the Wyoming company. Effective July 28, 2009, the Company was issued a certificate of registration by way of continuation by the Registrar of Companies of the Cayman Islands. As a result of this transaction, the Company redomiciled to the Cayman Islands and became a foreign private issuer. See Note 8 – Subsequent Events.

	b)	Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. As at June 30, 2009, the Company is evaluating new opportunities in both the mineral exploration business and in other industries unrelated to the resource sector. The Company had previous exploration activities in the natural gas and oil business in 2003 and in the acquisition and exploration of mining properties prior to 2003.

TUSCANY MINERALS LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS AND GOING CONCERN (Continued)

	c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $847,452 for the period from October 5, 2000 (inception) to June 30, 2009, has negative cash flow, has a stockholders’ deficiency and has no sales. The future of the Company is dependent upon its ability to obtain adequate financing and upon future profitable operations from the development of any business that it may acquire. Management has plans to seek additional capital through a private placement and public offering of common stock and from the issuance of promissory notes. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

TUSCANY MINERALS LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008
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

The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are translated into U.S. dollars as follows:

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

The Company’s financial instruments consist of cash on deposit, accounts payable and accrued liabilities, notes payable and promissory notes payable.

Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

TUSCANY MINERALS LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008
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

TUSCANY MINERALS LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008
(Unaudited)
(Stated in U.S. Dollars)

4.	NOTES AND ACCRUED INTEREST PAYABLE

Notes payable of $260,719 to June 30, 2009 (December 31, 2008 - $185,837) are unsecured, payable on demand, and bear interest at 8% per annum. From the date of advancement of funds to June 30, 2009, interest of $44,239 has been accrued (December 31, 2008 - $35,282). Interest expensed for the three months ended June 30, 2009 amounted to $ 4,758 (June 30, 2008 - $2,872).

At June 30, 2009, $222,180 (December 31, 2008 - $140,956) of the notes payable and accrued interest are due to companies with a common director or officer.

5.	PROMISSORY NOTE AND ACCRUED INTEREST PAYABLE

At June 30, 2009 the promissory note of $196,050 (December 31, 2008 - $196,050) bore interest at 8% per annum and was repayable in full on January 28, 2004.

The Company had entered into various loan extension agreements since the initial due date, including a required balloon payout amount of $25,000. At June 30, 2009, the expiry date is July 28, 2009. Since advancement of funds to June 30, 2009, interest of $109,028 (December 31, 2008- $99,637) has accrued. Interest expensed for the three months ended June 30, 2009 amounted to $4,722 (June 30, 2008 - $4,722).

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

For the six months ended June 30, 2009, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at June 30, 2009 that are not otherwise disclosed elsewhere:

a)

The Company paid a management fee of $26,246 (June 30, 2008 - $4,500) to a company controlled by a director for the six months ended June 30, 2009. The management services were on a month to month basis at $750 per month until September 30, 2008. On November 1, 2008, the Company entered into an agreement with the same party in which the Company agreed to pay $4,516 ($5,250 CAD) per month for management services on a month to month basis.

TUSCANY MINERALS LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING (continued)

b)

As of June 31, 2009, accounts payable of $27,976 (December 31, 2008 - $27,934) were owing to a director of the Company and $60,782 (December 31, 2008 - $51,750) was owing to a company controlled by the same director.

	c)	Interest expensed by the Company relating to notes payable due to a company with a common director amounted to $3,433 (June 30, 2008 - $3,277) for the six months ended June 30, 2009.

	d)	Interest expensed by the Company relating to notes payable due to a company with a common officer amounted to $2,809 (June 30, 2008 - $Nil) for the six months ended June 30, 2009.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements, rental premises or other matters. Management services provided are on a month to month basis.

8.	SUBSEQUENT EVENTS

	a)	On July 08, 2009, the Company issued a promissory note payable to a company with a common officer of the Company, bearing 8% per annum, unsecured and payable on demand for $44,812 ($52,206 CDN).

b)

Effective July 7, 2009, the Company merged with and into its subsidiary, Tuscany Minerals Ltd., a Wyoming company, with the surviving company being Tuscany Minerals Ltd., the Wyoming company. As a result of this transaction, the Company redomiciled from the State of Washington to the State of Wyoming. The existing bylaws of Tuscany Minerals Ltd., the Wyoming company, remained as the bylaws of the surviving corporation. The wholly-owned subsidiary was incorporated for the sole purpose of redomiciling to the State of Wyoming through a merger with the subsidiary.

c)

Efffective July 28, 2009, the Company was issued a certificate of registration by way of continuation from the Registrar of Companies of the Cayman Islands. As a result, the Company redomiciled from the State of Wyoming to the Cayman Islands. At the same time, the Company adopted a new memorandum of association and articles of association in substitution of its existing constating documents. As a result of the continuation, the Company became a foreign private issuer as defined in Rule 3b-4 promulgated under the Securities Exchange Act of 1934.

d)

The Company did not repay the promissory note due July 28, 2009 (see Note 5). However, on July 28, 2009, the Company entered into an extension agreement to extend the expiry date to January 28, 2010, under the same terms and interest rate.

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

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Tuscany Minerals Ltd.

Results of Operations

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. Our company does not currently own any property interests.

On July 7, 2009, we merged with and into our wholly-owned subsidiary, Tuscany Minerals Ltd., a Wyoming company, with the surviving company being Tuscany Minerals Ltd., the Wyoming company. As a result of this transaction, we redomiciled from the State of Washington to the State of Wyoming. Our bylaws were amended in accordance with the Wyoming Business Corporation Act. A majority of our shareholders approved the merger at our annual and special meeting held on July 2, 2009.

Upon the completion of the merger of our company with and into our Wyoming subsidiary, we filed an application for continuance with the Registrar of Companies of the Cayman Islands on July 28, 2009 and received a certificate of registration by way of continuation from the Registrar, dated July 28, 2009, on July 29, 2009. In accordance with the resolutions of our shareholders at the meeting held on July 2, 2009, a new memorandum of association and articles of association were adopted in substitution of our existing constating documents, effective July 28, 2009, as a result of the issuance of the certificate of registration. As a result of the continuation, our company became a “foreign private issuer” as defined in Rule 3b-4(c) promulgated under the Securities Exchange Act of 1934. As such, we will no longer be required to file annual reports on Form 10-K or quarterly reports on Form 10-Q for any periods subsequent to the period ended June 30, 2009.

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

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

1.	$25,000 in connection with our company locating, evaluating and negotiating potential business opportunities;

2.	$10,000 for operating expenses; and

3.	$63,000 for management, advisory and administrative costs payable pursuant to the terms of the consulting agreement with CHM Financial Services Inc.

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

We require a minimum of approximately $98,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $120 and a working capital deficit in the amount of $771,452 as of June 30, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

On May 8, 2009, we issued a $31,036 (CDN$35,682) promissory note to In Touch Digital Media Inc., a wholly-owned company of Ross Tocher, an officer of our company. The promissory note bears 8% interest, is unsecured and is payable on demand. Although the issuance of the promissory note provided funds for short-term obligations, we require significant additional funds in order to eliminate our working capital deficiency and fund our plan of operations. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

There are no material changes in our results of operations as our results of operations are consistent with past periods. We did not generate or realize any revenues from our business operations and our expenses were related to complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses consisted primarily of professional fees relating to the preparation of our financial statements and completion of our annual report, quarterly report and current report filings with the Securities and Exchange Commission.

Three and Six Months Ended June 30, 2009 and 2008

During the three months ended June 30, 2009, we incurred expenses of $69,102 compared to $21,375 during the three months ended June 30, 2008. The increase in expenses during the three months ended June 30, 2009 was largely due to an increase in professional fees from $9,111 during the three months ended June 30, 2008 to $39,393 during the three months ended June 30, 2009 and an increase in management fees from $2,250 during the three months ended June 30, 2008 to $13,705 during the three months ended June 30, 2009.

During the six months ended June 30, 2009, we incurred expenses of $121,149 compared to $44,193 during the six months ended June 30, 2008. The increase in expenses during the six months ended June 30, 2009 was largely due to an increase of professional fees from $22,092 during the six months ended June 30, 2008 to $66,024 during the six months ended June 30, 2009, primarily as a result of fees incurred in connection with the preparation and filing of a registration statement on Form S-4 and amendments thereto with the Securities and Exchange Commission in connection with our now completed continuance to the Cayman Islands, and an increase in management fees from $4,500 during the six months ended June 30, 2008 to $26,246 during the six months ended June 30, 2009 as a result of the entry into a new consulting agreement with CHM Financial Services Inc., which is a wholly-owned company of our sole director. For more information on our continuation to the Cayman Islands subsequent to the completion of the second quarter of 2009, please see the section entitled “Results of Operations”.

Liquidity and Capital Resources

Working Capital

	As at June 30,	As at December 31,
	2009	2008
Current assets	$120	$659
Current liabilities	(771,572)	(650,962)
Working capital (deficiency)	$(771,452)	$(650,303)

Our working capital deficiency increased from $650,303 at December 31, 2008 to $771,452 at June 30, 2009 as a result of incurring operational expenses during the period. On January 6, 2009, we issued a $9,188 (CDN$11,246) promissory note to In Touch Digital Media Inc., a wholly-owned company of Ross Tocher, an officer of our company. The promissory note bears 8% interest, is unsecured and is payable on demand. We also issued three additional promissory notes to In Touch Digital Media Inc. on February 18, 2009 in the amount of $23,293 (CDN$28,511), on March 31, 2009 in the amount of $12,558 (CDN$15,371) and on May 8, 2009 in the amount of $31,036 (CDN$35,682) on the same terms. Although the issuance of the promissory notes provided funds for short-term obligations, we require significant additional funds in order to eliminate our working capital deficiency and fund our plan of operations.

In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty related to the tightening of credit markets worldwide. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, increased unemployment, liquidity concerns and volatile but generally declining energy prices. We anticipate that the current economic conditions and the credit shortage will adversely impact our ability to raise financing. In addition, if the future economic environment continues to be less favorable than it has been in recent years, we may experience difficulty in locating a suitable business opportunity to acquire or enter into a business combination with.

Operating Activities

Operating activities used cash of $75,421 during the six months ended June 30, 2009 as compared to $25,521 during the six months ended June 30, 2008. The increase was primarily due to increased professional fees relating to the continuation of our company to the Cayman Islands and increased consulting fees paid to a company controlled by our sole director.

Financing Activities

Financing activities provided cash of $74,882 during the six months ended June 30, 2009 as compared to $24,569 during the six months ended June 30, 2008. This increase was primarily due to the issuance of four promissory notes during the period to In Touch Digital Media Inc., a company wholly-owned by Ross Tocher, an officer of our company.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have incurred a net loss of $847,452 for the period from inception on October 5, 2000 to June 30, 2009, have negative cash flow, have a stockholders’ deficiency and have no sales. The future of our company is dependent upon our ability to obtain adequate financing and upon future profitable operations from the development of any business that we may acquire. Management has plans to seek additional capital through a private placement and public offering of any common stock and from the issuance of promissory notes.

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

We had cash in the amount of $120 and a working capital deficit of $771,452 as of June 30, 2009. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Ross Tocher, our president and chief executive officer, presently spends approximately 15% of his business time on business management services for our company and J. Stephen Barley, our chief financial officer, secretary, treasurer and director, presently spends approximately 15% of his business time on business management services for our company. At present, Mr. Tocher and Mr. Barley spend a reasonable amount of time in pursuit of our company’s interests. Due to the time commitments from Mr. Tocher’s and Mr. Barley’s other business interests, however, Mr. Tocher and Mr. Barley may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. Tocher’s and Mr. Barley’s other business interests.

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

As of June 30, 2009, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 8, 2009, we issued a $44,812 (CDN$52,206) promissory note to R.J. Tocher Holdings Ltd., a wholly-owned company of Ross Tocher, an officer of our company. The promissory note bears 8% interest, is unsecured and is payable on demand.

At our annual and special meeting of shareholders held on July 2, 2009, our shareholders approved: (1) a merger of our company with and into its wholly-owned Wyoming subsidiary, with the surviving company being Tuscany Minerals Ltd., the Wyoming company; and (2) a subsequent continuation of our company from the State of Wyoming to the Cayman Islands. At the meeting, our shareholders also approved the adoption of the memorandum of association and articles of association that were presented to shareholders at the meeting in substitution of our existing constating documents upon the acceptance of the application for continuance by the Registrar of Companies of the Cayman Islands.

On July 7, 2009, we merged with and into our wholly-owned subsidiary, Tuscany Minerals Ltd., a Wyoming company, with the surviving company being Tuscany Minerals Ltd., the Wyoming company. As a result of this transaction, we redomiciled from the State of Washington to the State of Wyoming. Our bylaws were amended in accordance with the Wyoming Business Corporation Act.

Upon the completion of the merger of our company with and into our Wyoming subsidiary, we filed an application for continuance with the Registrar of Companies of the Cayman Islands on July 28, 2009 and received a certificate of registration by way of continuation from the Registrar, dated July 28, 2009, on July 29, 2009. In accordance with the resolutions of our shareholders at the meeting held on July 2, 2009, a new memorandum of association and articles of association were adopted in substitution of our existing constating documents effective July 28, 2009 as a result of the issuance of the certificate of registration.

As a result of the continuation, our company became a “foreign private issuer” as defined in Rule 3b-4(c) promulgated under the Securities Exchange Act of 1934, which means that the reporting requirements we have under the Exchange Act are reduced. For example, we are now exempt from certain provisions applicable to United States public companies, including:

  the rules requiring the filing with the SEC of quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K;

  the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations with respect to a security registered under the Exchange Act;

  provisions of Regulation FD aimed at preventing issuers from making selective disclosure of material non-public information; and

  the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and establishing insider liability for profits realized from any “short swing” trading transactions, or a purchase and sale, or a sale and purchase, of the issuer’s equity securities within less than six months.

Item 6. Exhibits.

Exhibit Number/Description

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Merger out of Nevada (3)
3.3	Articles of Merger into Washington (3)
3.4	Bylaws (3)
3.5	Articles of Merger out of Washington (7)
3.6	Articles of Merger into Wyoming (7)
3.7	Amended Bylaws (7)
3.8	Memorandum of Association (8)
3.9	Articles of Association (8)
3.10	Certificate of Registration By Way of Continuation into the Cayman Islands (8)
4.1	Share Certificate (1)
10.1	Management Agreement with C.H.M. Consulting, Inc. dated December 1, 2000 (1)
10.2	Transfer Agreement between Concept Financial Inc. and J. Stephen Barley dated September 10, 2008 (4)
10.3	Transfer Agreement between Concept Financial Inc. and Raymond Mol dated September 10, 2008 (4)
10.4	Transfer Agreement between Concept Financial Inc. and Joseph Lewis dated September 10, 2008 (4)
10.5	Transfer Agreement between Concept Financial Inc. and Donna Durning dated September 10, 2008 (4)
10.6	Promissory Note with In Touch Digital Media Inc. dated January 6, 2009 (5)
10.7	Promissory Note with In Touch Digital Media Inc. dated February 18, 2009 (5)
10.8	Promissory Note with In Touch Digital Media Inc. dated March 31, 2009 (5)
10.9	Promissory Note with In Touch Digital Media Inc. dated May 8, 2009 (6)
14.1	Code of Ethics (2)
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form SB-2 Registration Statement, as amended, originally filed on June 25, 2001
(2)	Previously filed as an exhibit to our Annual Report filed on Form 10-KSB on March 30, 2004
(3)	Previously filed as an exhibit to our Current Report filed on Form 8-K on June 30, 2006
(4)	Previously filed as an exhibit to our Current Report filed on Form 8-K on September 15, 2008
(5)	Previously filed as an exhibit to our registration statement on Form S-4 as filed with the Securities and Exchange Commission on April 9, 2009
(6)	Previously filed as an exhibit to our Quarterly Report filed on Form 10-Q on May 15, 2009
(6)	Previously filed as an exhibit to our Current Report filed on Form 8-K on July 16, 2009
(7)	Previously filed as an exhibit to our Current Report filed on Form 8-K on August 5, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Ross J. Tocher
Ross J. Tocher,
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2009

By: /s/ J. Stephen Barley
J. Stephen Barley
Secretary, Treasurer,
Chief Financial Officer and Director
(Principal Financial Officer
and Principal Accounting Officer)
Date: August 14, 2009